Form 10QSB
period 1996-06-30
AUTOMATED COMPLIANCE & TRAINING INC
filed 1996-08-23
CIK 850218

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           For Quarterly Period Ended:    June 30, 1996

             Commission File Number:     33-38511-FW


              AUTOMATED COMPLIANCE & TRAINING,  INC.
      (Exact name of registrant as specified in its charter)


            Utah                             76-0279816
  (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)              Identification No.)



  57 West 200 South,  Suite 101;  Salt Lake City,  Utah 84101
             (Address of principal executive offices)


                         (801)  322-1111
                   (Issuer's telephone number)




Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES  X   NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 12,666,053

Transitional Small Business Disclosure Format:  YES      NO  X

                  PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements.                                   PAGE


ACCOUNTANTS' REPORT                                             3

UNAUDITED CONSOLIDATED BALANCE SHEETS                           4

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                 6

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                  7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS            8


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL INFORMATION                                            12

LIQUIDITY AND CAPITAL RESOURCES                                13

RESULTS OF OPERATIONS                                          14


                   PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Securtiy Holders    14


ITEM 6. Exhibits and Reports on Form 8-K                       15

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     General Information

     From its inception, the Company and its wholly owned subsidiaries have been development stage companies. They have developed a variety of products, including OSHA/Safety & Health and Sexual Harassment compliance software programs, as well as individual, small business and family financial service products.

     For the three months ending June 31, 1996 and 1995 AC & T Direct, a wholly owned subsidiary of Automated Compliance and Training, Inc. (the Registrant), has been marketing compliance software packages, addressing the issues of OSHA safety and health and sexual harassment. These products have been marketed to various medical, dental, mortuary and industrial users. The products are also marketed through trade associations, government agencies and directly to businesses. AC&T Direct continues to be active in working with federal OSHA, and other federal agencies to establish the Safety & Health and Sexual Harassment compliance software as a federal model for safety compliance and employee training.

     The Missouri Funeral Directors Association has approved AC&T Direct's Safety & Health Plus program as their primary compliance training vehicle. Also, the United States Postal Service invited AC&T Direct to Washington D.C. to demonstrate Safety & Health Plus to a special re-engineering team assigned the task of implementing an improved system of safety compliance and record keeping.

     Sales of Safety & Health Plus have been effected by the cutback in the congressional OSHA budget. These cutback have scaled back OSHA's regulatory level. At the same time, regulatory reform legislation remains stalled in Congress limiting the effect of OSHA and creating the perception that OSHA lacks the power to enforce regulatory compliance.

     The Registrant feels when the stalemate in Washington is concluded, its OSHA compliance software will again be in strong demand. The Beta testing of the Windows version of Safety & Health Plus continues and will add strength to the national marketing of the product.

     During the last half of fiscal year 1996, CMI's Family Finance product moved into a more prominent roll. The alliance with Surety Life and Lincoln Benefit Life has proven to be a successful launching pad for these family finance products. The Excelerator Training Program, instigated in December 1995 has shown immediate results and developed a positive trend for the future. Development of the CMI product distribution network will yield a more efficient and timely delivery of the Registrant's financial services to its clients. Operations in the two pilot areas, California and Minneapolis St. Paul, have provided valuable information about the target market of financial professionals and their clients. This information has allowed CMI to modify portions of the marketing program, which have proven to be very successful as new marketing techniques have been implemented. As a result of the modifications, Chequemate Family Success Centers have now expanded to 86, with 18 regions. The Regional and Center Managers are recruiting sales people, with direct assistance from Chequmate corporate staff, and are training and motivating sales activity.

     The alliance of Chequemate and Safeguard Business Systems,
Inc. will enhance the relationship with Safeguard's customers by adding the Registrants' coded computerized reporting and feed-back system as an addition to the service Safeguard presently supplies through their One Write Check System." The Registrant has been marketing CashFlow PLUS to the clients of the Safeguard Regional Office in Salt Lake City. The Salt Lake Regional Office will coordinate the roll out of the CashFlow PLUS integration to Safeguard clients nationwide.

     Both subsidiary Companies (CMI and AC&T Direct) have faced a variety of challenges during the fiscal year 1996 in entering products into separate markets. Although certain synergies are inherent between all four products, the main target markets for each product are distinct. The pilot programs that have been running since July 1995 have provided valuable information in the development of CMI and AC&T Direct. The Registrant anticipates the information provided from the pilot centers will result in positive trends on subsequent financial reports.

     Liquidity and Capital Resources

     The unaudited financial statements, as of June 30, 1996, reflect the consolidated financial position of the Registrant and its subsidiary entities. June 30, 1995 totals have also been consolidated. As of June 30, 1996, the Registrant had current assents of $192,698 with current liabilities of $214,810. This represents negative working capital of $22,112. At June 30, 1995 current assets were $360,628 with current liabilities of $243,045 which represented working capital of $117,637.

     The decrease in working capital results in a ratio of current assets to current liabilities, as of June 30, 1996, of .88 as compared to 1.48 on June 30, 1995. This change is primarily a timing difference of cash received from the sale of capital stock.

     At June 30, 1996, long term debt was $393,127 compared to $1,902,262 at June 30, 1995, a reduction of $509,135, or 56 percent over fiscal 1995. This reduction was accomplished by converting certain shareholder/Director debt to capital stock and by additional sales of common stock.

     At June 30, 1996, the stockholders' equity was $143,206 versus a negative $114,999 at June 30, 1995. This represents an improvement of $258,205 over the first quarter.

     The 2,000,000 share stock offering to limited offshore investors expired December 31, 1995. However, a new offshore offering is currently being prepared that management feels will be sufficient to support the operations of the Registrant through the fiscal year 1997. To the knowledge of the Registrant, none of the shares sold in off shore transactions for 1995 or 1996 have been sold back into the United States.


     Results of Operations

     For the first quarter 1997, gross revenues of the Registrant were comprised of $20,883 sales of the AC&T Direct products and $98,661 of sales of the CMI products.

     The Registrant experienced a loss of $327,258 for the three month period ended June 30, 1996, compared to a loss of $326,943 for the same period of the prior fiscal quarter. The loss for the three month period ended June 30, 1996 is mainly attributed to the software development and start up costs, administrative costs and marketing programs and procedures associated with the Registrant and its subsidiaries entry into their respective markets. These results represent the merger of two development stage corporations. The shift away from governmental support of Health and Safety Compliance has naturally effected the AC&T Direct compliance products. The Companies move to place more emphasis on the CMI family of products has proven to be a strong strategic move. It is anticipated that through September 30, 1996 the current financial trend will continue due to the expense of building the product distribution network and implementation of the strategic marketing plan. Thereafter, future financial statements should show improved operational results based on both the new marketing strategies, and current alliances and endorsements with various business entities.


                   Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     At the regular scheduled Annual Shareholders' Meeting held August 9, 1996 at the Registrant's corporate headquarters in Salt Lake City, Utah, an Amendment to the Articles of Incorporation of the Registrant to change the name Automated Compliance & Training, Inc., to Chequemate International, Inc. was presented for a vote with an affirmative vote of at least a majority needed to effect the Amendment. The Amendment was passed with an effectvie date of September 1, 1996 on 9,147,042 shares or 72.2% of outstanding stock voting in the affirmative, 51,500 shares voting against and 11,428 shares abstaining.

     Current market analysis and feedback has shown that the Chequemate System has application in a wide range of market segments ranging from large corporations to banks and all areas of the financial community. Therefore, the name change was recommended to capitalize on the potential of the Chequemate patented system. The new corporate structure will increase market penetration and enhance market name recognition.

        At the Annual Shareholders' Meeting, Blaine Harris,
Lavar Butler, Robert Warfield, Harold Glick and Chuck Coonradt were elected as Directors of the Registrant for the term of one year.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

               (21) Subsidiaries of the Registrant

                    Chequemate International, Inc:
                         Organized in the State of Utah
                    AC&T Direct, Inc. :
                         Organized in the State of Utah
                    Families in Focus, Inc. :
                         Organized in the State of Utah

          (b) Reports on Form 8-K
               None

                        SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 15, 1996         By:  /s/ Lavar Butler
                                        Lavar Butler, President


Dated:  August 15, 1996         By:  /s/  John Garrett
                                        John Garrett, C.F.O.