Form 10QSB
period 1996-09-30
CHEQUEMATE INTERNATIONAL INC
filed 1996-12-10
CIK 850218

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C.  20549


                      FORM 10-QSB


       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarterly Period Ended:    September 30, 1996

        Commission File Number:     33-38511-FW


                   CHEQUEMATE INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)


                 Utah                             76-0279816
     (State or other jurisdiction               (I.R.S. Employer
     of incorporation or organization)              Identification No.)



     57 West 200 South,  Suite 350;  Salt Lake City,  Utah 84101
                (Address of principal executive offices)


                    (801)  322-1111
              (Issuer's telephone number)


           AUTOMATED COMPLIANCE & TRAINING, INC.
(Former Name, former address and former fiscal year, if changed since last report)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  X   NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 12,805,953

Transitional Small Business Disclosure Format:  YES      NO  X

             PART I - FINANCIAL INFORMATION



     ITEM 1.  Financial Statements.                  PAGE


     ACCOUNTANTS' REPORT                              3

     UNAUDITED CONSOLIDATED BALANCE SHEETS            4

     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS  6

     UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS   7

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS9


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     GENERAL INFORMATION                             14

     LIQUIDITY AND CAPITAL RESOURCES                 16

     RESULTS OF OPERATIONS                           17


              PART II - OTHER INFORMATION

     ITEM 5. Other Information                       17


     ITEM 6. Exhibits and Reports on Form 8-K        17


     Attached Exhibits                               19













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

   For the six months ending September 30, 1996 and 1995 AC & T Direct, a wholly owned subsidiary of Chequemate International, Inc. (the Registrant) has been marketing compliance software packages addressing the issues of OSHA, safety and health and sexual harassment. These products have been marketed to various medical, dental, mortuary and industrial users. The products are also marketed through trade associations, government agencies and directly to businesses. AC&T Direct continues to be active in working with federal OSHA, and other federal agencies to establish the Safety & Health and Sexual Harassment compliance software as a federal model for safety compliance and employee training.

     The Missouri Funeral Directors Association has approved AC&T Direct's Safety & Health Plus program as their primary compliance training vehicle. Also, the United States Postal Service invited AC&T Direct to Washington D.C. to demonstrate Safety & Health Plus to a special re-engineering team assigned the task of implementing an improved system of safety compliance and record keeping. The re-engineering team is continuing its analysis of the Safety & Health Plus program.

     Sales of Safety & Health Plus have been effected by the cutback in the congressional OSHA budget. These congressional cutbacks have scaled back OSHA's regulatory level. At the same time, regulatory reform legislation remains stalled in Congress limiting the effect of OSHA and creating the perception that OSHA lacks the power to enforce regulatory compliance.

     The Registrant feels that when the stalemate in Washington is concluded, its OSHA compliance software will again be in strong demand. The windows version of Safety & Health Plus, which continues to be Beta tested, will add strength to the national marketing of the product.

     For the six months ending September 30, 1996 greater emphasis in marketing and distribution of the Registrant's Family Finance products has resulted in an eighty-nine percent increase of sales revenue over the previous six month period ending September 30, 1995. Chequemate Family Success Centers continue to be a dynamic source of delivering the Family Finance products on a national basis. During the second quarter, Chequemate Family Success Centers expanded to 123 with 18 regions.


     The Registrant has become a partner with the American Savings
Education Council (ASEC), which consists of members from over 300 major
U.S. Corporations, representatives from the U.S. Department of Labor and the Department of Treasury, to work with each member of the council in changing the consumptive spending habits of Americans. The Family Finance products will be exposed to each corporate member as the vehicle to begin a behavioral change in spending habits with a broad base of corporate employers nationwide.

     Additional national exposure to the Registrant was created during the past quarter. This exposure was in conjunction with the first annual National Parents Day Coalition Conference and satellite broadcast from Walt Disney World in Orlando Florida. The conference was sponsored by the Registrant, the U.S. Department of Education, The Disney Institute, and Parent Soup. The national satellite broadcast featured Chequemate International, Inc., Senator Orin Hatch, U.S. Secretary of Education Richard W. Riley, and the Covey Leadership Institute. The broadcast was seen live through down link sites in all fifty states of the U.S., as well as major cable networks. Rebroadcasts of will be seen over 126 national stations covering an estimated thirty-seven million households.

     The Registrant is finalizing negotiations with several national marketing organizations to create a partnership of national distribution involving over two million home based businesses. The implementation of the agreements will offer the Chequemate Family and Business Finance systems to business entrepreneurs throughout the U.S.

     To capitalize on the recent growth and demand from the corporate sector, and to be better prepared to take advantage of the national exposure, the Registrant has created two separate marketing divisions. One division will focus efforts on marketing and selling through the existing Regional and Center Manager structure. The other division will concentrate on developing the recent national exposure to home based businesses and corporate markets. The creation of the two marketing divisions has allowed the company to expand upon the national acceptance of the Chequemate family and small business finance products.

     The alliance of Chequemate and Safeguard Business Systems, Inc. will enhance the relationship with Safeguard's customers by adding our coded computerized reporting and feed-back system as an addition to the service Safeguard presently supplies through their One Write Check System." We have been marketing CashFlow Plus to the clients of the Safeguard Regional Office in Salt Lake City. We have moved from the pilot stage to a national endorsement from Safeguard, where Safeguard distributors are assigned to work with our Regional and Center Directors around the United States in promoting and marketing the CashFlow Plus small business product. Each Center Director will work with the Safequard Distributors to introduce CashFlow Plus to the distributors' client base.

     The Registrant and its subsidiary company (AC&T Direct) have faced a variety of challenges during the fiscal year 1997 in entering products into separate markets. Although certain synergies are inherent between the products, the main target markets for each product are distinct. The pilot programs that have been running since July 1995 have provided valuable information. The Registrant has been able to use this information from the pilot centers to strengthen marketing efforts and produce positive trends in the financial reports of the Registrant.

    Liquidity and Capital Resources

     The unaudited financial statements, as of September 30, 1996, reflect the consolidated financial position of the Registrant and its subsidiary entities. September 30, 1995 totals have also been consolidated. As of September 30, 1996, the Registrant had current assets of $365,245 with current liabilities of $253,323. This represents positive working capital of $144,259. At September 30, 1995 current assets were $605,670 with current liabilities of $193,254 which represented working capital of $412,416.

     The working capital ratio of current assets to current liabilities as of September 30, 1996 was 1.44 compared to 3.13 on September 30, 1995. The reduction in working capital is primarily a timing difference of cash received in 1995 from the sale of capital stock. The current ratio of 1.44 as of September 30, 1996 reflects a positive trend when compared to the .75 current ratio as of fiscal year end March 31, 1996.

     At September 30, 1996, long term debt was $156,766 compared to $467,254 at September 30, 1995, a reduction of $310,488, or 66 percent since September 30, 1995. This reduction was accomplished by converting certain shareholder/Director debt to paid in capital and by additional sales of common stock.

     At September 30, 1996, stockholders' equity was $280,176 versus
$350,252 at September 30, 1995. The modest decrease in stockholders' equity from September 30, 1995 to September 30, 1996 reflects a timing difference of cash received in 1995 for the sale of capital stock. During fiscal year 1997, stockholder equity has increased $160,003 from fiscal year ending March 31, 1996.

     Current operations of the Registrant are being financed through the Registrant's sales revenues and the continued sale of restricted common stock. For the first six months of fiscal year 1997 (ending September 30, 1996), the Registrant has derived $730,000 from the sale of restricted common stock of the Registrant. A majority of this stock has been sold to non-U.S. persons pursuant to the Regulation S ("Reg. S"), promulgated by the SEC. A limited number of shares have also been sold in Regulation D ("Reg. D") transactions in the United States. Due to the restricted nature of the Reg. S and Reg. D stock, the selling price by the Registrant has been discounted from the current stock price as reflected on the NASD electronic bulletin board.

     The 1995 Reg. S offering to limited offshore investors expired December 31, 1995. However, a 1996 Reg. S offshore offering is currently being persued. Management feels that the 1996 offering will be sufficient to support the operations of the Registrant through fiscal year 1997. To the knowledge of the Registrant, none of the shares sold in off shore transactions for 1995 or 1996 have been sold back into the United States.

    Results of Operations

     Gross revenues for the six month period ending September 30, 1996 were $318,581 an increase of $149,923 or 89 percent over the $168,658 for the prior six month period ending September 30, 1995.

     Operating losses of $641,290 for the six month period ending September
30, 1996 represent a reduction of $220,353 or 25.5 percent compared to losses of $861,693 for the previous six month period ending September 30, 1995. The 25 percent reduction in operating losses reflects the positive impact the Chequemate Family Finance products are having on the operations of the Registrant.


              Part II - Other Information

     Item 5.  Other Information.

     At the regular scheduled Annual Shareholder's Meeting held August 9,
1996 at the Registrant's corporate headquarters in Salt Lake City, Utah, an Amendment to the Articles of Incorporation of the Registrant to change the name Automated Compliance & Training, Inc., to Chequemate International, Inc. was presented for a vote with an affirmative vote of at least a majority needed to effect the Amendment. The Amendment was passed with an effective date of September 1, 1996 on the affirmative vote of 9,147,042 shares or 72.2% of outstanding stock of the Registrant.

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


     Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits
               (2) Agreement of Merger and Plan of Reorganization

               (3) Ammendment to the Articles of Incorporation

               (21) Subsidiaries of the Registrant
               AC&T Direct, Inc. : Organized in the State of Utah Families in Focus, Inc. : Organized in the State of Utah

          (b) Reports on Form 8-K --  None
                        SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Dated: November 14, 1996           By:/s/ Lavar Butler
                                           Lavar Butler, President


     Dated: November 14, 1996           By:/s/  John Garrett
                                           John Garrett, C.F.O.