Form 10QSB
period 1996-12-31
CHEQUEMATE INTERNATIONAL INC
filed 1997-02-25
CIK 850218

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarterly Period Ended: December 31, 1996

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 12,971,773

Transitional Small Business Disclosure Format:  YES      NO  X

                  PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements.                                   PAGE


ACCOUNTANTS' REPORT                                             3

UNAUDITED CONSOLIDATED BALANCE SHEETS                           4

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                 6

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                  7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS            9


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL INFORMATION                                            12

LIQUIDITY AND CAPITAL RESOURCES                                13

RESULTS OF OPERATIONS                                          14


                   PART II - OTHER INFORMATION

ITEM 5. Other Information                                      14


ITEM 6. Exhibits and Reports on Form 8-K                       17

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

     For the nine months ending December 31, 1996 and 1995 AC & T Direct, a wholly owned subsidiary of Chequemate International, Inc. (the Registrant) has been marketing compliance software packages addressing the issues of OSHA, safety and health and sexual harassment. These products have been marketed to various medical, dental, mortuary and industrial users. The products are also marketed through trade associations, government agencies and directly to businesses. AC&T Direct continues to work with federal OSHA, and other federal agencies to establish the Safety & Health and Sexual Harassment compliance software as a federal model for safety compliance and employee training.

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

     For the nine months ending December 31, 1996 greater emphasis in marketing and distribution of the Registrant's Family Finance products has resulted in an one hundred thirty (130%) percent increase of sales revenue over the previous nine month period ending December 31, 1995. Chequemate Family Success Centers continue to be a dynamic source of delivering the Family Finance products on a national basis.

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

     The alliance of Chequemate and Safeguard Business Systems, Inc. has moved from the pilot stage to a national endorsement from Safeguard, where Safeguard distributors are assigned to work with our Regional and Center Directors around the United States in promoting and marketing the CashFlow Plus small business product. Each Center Director will work with the Safequard Distributors to introduce CashFlow Plus to the distributors' client base.

     The Registrant and its subsidiary company (AC&T Direct) have faced a variety of challenges during the fiscal year 1997 in entering products into separate markets. Although certain synergies are inherent between the products, the main target markets for each product are distinct. Through the use of pilot programs, the Registrant has been able to learn valuable information to strengthen marketing efforts and produce positive trends in the financial reports of the Registrant.

Liquidity and Capital Resources

     The unaudited financial statements, as of December 31, 1996, reflect the consolidated financial position of the Registrant and its subsidiary entities. December 31, 1995 totals have also been consolidated. As of December 31, 1996, the Registrant had current assets of $661,755 with current liabilities of $282,171. This represents positive working capital of $379,584. At December 31, 1995 current assets were $234,574 with current liabilities of $269,869 which represented negative working capital of $35,295.

     The working capital ratio of current assets to current liabilities as of December 31, 1996 was 2.35 compared to .87 on December 31, 1995. The increase in working capital is primarily due to the receipt of cash from the sale of capital stock. Additionally, an increase in sales figures has had a positive effect. The current ratio of 2.35 as of December 31, 1996 reflects a positive trend when compared to the .75 current ratio as of fiscal year end March 31, 1996.

     At December 31, 1996, long term debt was $148,994 compared to $432,418 at December 31, 1995, a reduction of $283,424 or 66 percent since
December 31, 1995. This reduction was accomplished by converting certain shareholder/Director debt to paid in capital and by additional sales of common stock.

     At December 31, 1996, stockholders' equity was $588,602 versus $(78,971) at December 31, 1995. The substantial increase in stockholders' equity from December 31, 1995 to December 31, 1996 reflects cash received in 1996 from the sale of capital stock. During fiscal year 1997, stockholder equity has increased $468,429 from fiscal year ending March 31, 1996.

     Current operations of the Registrant are being financed through the Registrant's sales revenues and the continued sale of restricted common stock. For the first nine months of fiscal year 1997 (ending December 31, 1996), the Registrant has derived $1,375,350 from the sale of restricted common stock of the Registrant. A majority of this stock has been sold to non-U.S. persons pursuant to the Regulation S ("Reg. S"), promulgated by the SEC. A limited number of shares have also been sold in Regulation D ("Reg. D") transactions in the United States. Due to the restricted nature of the Reg. S and Reg. D stock, the selling price by the Registrant has been discounted from the current stock price as reflected on the NASD electronic bulletin board.

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

Results of Operations

     Gross revenues for the nine month period ending December 31, 1996 were $551,942 an increase of $311,721 or 130 percent over the $240,221 for the prior nine month period ending December 30, 1995.

     Operating losses of $976,706 for the nine month period ending
December 31, 1996 represent a reduction of $444,210 or 31.3 percent compared to losses of $1,420,916 for the previous nine month period ending
December 31, 1995. The 31 percent reduction in operating losses reflects the positive impact the Chequemate Family Finance products are having on the operations of the Registrant.


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

Sales of Equity Securities Pursuant to Regulation S.

     The following table shows sales of securities of the Registrant sold in the last three years pursuant to Regulation S. The sales transactions were generally completed pursuant to written subscription agreements. The subscription agreements were executed in reliance upon the transaction exemption afforded by Regulation S. The facts relied upon to satisfy the exemption were as follows:

     (a) The Regulation S stock purchasers (the "Purchasers") were not U.S. persons as that term is defined under Regulation S.

     (b) At the time the buy order was originated, Purchasers were outside the U.S. and were outside the U.S. as of the date of the execution and delivery of the subscription agreements.

     (c) Purchasers purchased the shares for their own accounts and not on behalf of any U.S. person; the sales had not been pre-arranged with a purchaser in the U.S.; and all offers and resales of the securities were only made in compliance with the provisions of Regulation S.

     (d) The Purchasers were not entities organized under foreign law by a U.S.person, as defined in Regulation S Rule 902(o), for the purpose of investing in unregistered securities, unless the Purchasers were organized and owned by accredited investors, as defined in Regulation D, Rule 501(a), who are not natural persons, estates or trusts.

     (e) The transactions were not purchases pursuant to a fiduciary account where a U.S. person, as defined in Regulation S Rule 902(o), had discretion to make investment decisions for the account.

     (f) To the knowledge of the Registrant, all offers and sales of the Regulation S shares by Purchasers prior to the expiration of a 40-day restricted period were only to be made in compliance with the safe harbor contained in Regulation S, pursuant to registration of securities under the 1933 Act, or pursuant to an exemption from registration.
     All offers and sales after the expiration of the restricted period were to be made only pursuant to such a registration or to such exemption from registration. The restricted period referred to herein began on the closing of the offering or upon the completion of the distribution of the offering, as announced by the Registrant to all purchasers under the offering.

     (g) All offering documents received by Purchasers included statements to the effect that the shares had not been registered under the 1933 Act and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933 or an exemption from the registration requirements was available.

     (h) The Purchasers acknowledged that the purchase of the shares involved a high degree of risk and further acknowledged that they could bear the economic risk of the purchase of the shares, including the total loss of their investment.

     (I) The Purchasers understood that the shares were being offered and sold to them in reliance on specific exemptions from the registration requirements of United States Federal and State securities laws and that the Registrant was relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgments and understandings of the Purchasers set forth in the subscription agreements in order to determine the applicability of such exemptions and the suitability of the Purchasers to acquire shares.



                          Date of Sale
                            Title of
                             Security
                           Amount of
                           Securities
                            Offering
                             Price


                          Nov-07-1994
                          Common Stock
                             40,000
                             $2.50


                          Nov-22-1994
                          Common Stock
                             20,000
                             $2.50


                           Dec-1-1994
                          Common Stock
                             40,000
                             $2.50


                          Dec-21-1994
                          Common Stock
                             40,000
                             $2.50


                          Dec-21-1994
                          Common Stock
                             20,000
                             $2.50


                          Jan-06-1995
                          Common Stock
                             60,000
                             $2.50


                          Feb-02-1995
                          Common Stock
                             54,545
                             $2.75


                          Mar-02-1995
                          Common Stock
                             60,000
                              $2.5


                          Apr-04-1995
                          Common Stock
                             44,444
                             $3.375


                          May-11-1995
                          Common Stock
                             42,857
                             $3.50


                          Jun-06-1995
                          Common Stock
                             41,379
                             $3.625


                          Jun-29-1995
                          Common Stock
                             41,379
                             $3.625


                          Aug-10-1995
                          Common Stock
                            110,345
                             $3.625


                          Sep-06-1995
                          Common Stock
                            160,000
                             $3.75


                          Dec-28-1995
                          Common Stock
                          28,571
                          $3.50


Jan-16-1996
Common Stock
14,285
$3.50


Jan-30-1996
Common Stock
29,070
$3.44


Feb-23-1996
Common Stock
27,548
$3.63


Mar-12-1996
Common Stock
27,548
$3.63


Apr-02-1996
Common Stock
27,548
$3.63


May-01-1996
Common Stock
41,322
$3.63


May-31-1996
Common Stock
28,571
$3.50


Jul-01-1996
Common Stock
28,571
$3.50


Aug-01-1996
Common Stock
29,630
$3.38


Aug-08-1996
Common Stock
20,000
2,500
17,500
$3.25
$3.25
$3.25


Sep-04-96
Common Stock
29,091
$3.44


Oct-02-96
Common Stock
28,571
$3.50


Nov-13-1996
Common Stock
29,586
$3.38


Nov-26-1996
Common Stock
57,692
$3.38


Nov-29-1996
Common Stock
73,964
$3.38



     P.T. Dolok Permai and Oxford International Asset Management, Inc. purchased substantial portions of the Regulation S stock for their own account. Such entities may have acted as underwriters with regard to other portions of the Regulation S shares which were sold as reflected in the foregoing table.


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



Dated: February 14, 1996           By:        /s/ Lavar Butler
                    Lavar Butler, President


Dated: February 14, 1996           By:      /s/  John Garrett
                    John Garrett, C.F.O.