Form 10KSB
period 1997-03-31
CHEQUEMATE INTERNATIONAL INC
filed 1997-07-16
CIK 850218

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C.  20549

	FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


	For Fiscal Year Ended:    March 31, 1997

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

	State issuer's revenues for
	its most recent fiscal year:	$776,963

    As of June 30, 1997, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified
    date within the past 60 days:   $23,919,454

    State the number of shares outstanding of each of the issuer's common
    equity, as of the latest practicable date:      13,496,841 (as of 6/30/97)

Transitional Small Business Disclosure Format:  YES             NO  X

TABLE OF CONTENTS


PART I

Item 1.  Description of Business	3

Item 2.  Description of Property	9

Item 3.  Legal Proceedings	9

Item 4.  Submission of Matters to a Vote of Security Holders	9


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters	9

Item 6.  Managements Discussion and Analysis 10

Item 7.  Financial Statements	13

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure	13


PART III

Item 9.    Directors and Executive Officers	13

Item 10.  Executive Compensation	17

Item 11.  Security Ownership of Certain Beneficial Owners and Management	18

Item 12.  Certain Relationships and Related Transactions	20

Item 13.  Exhibits and Reports on Form 8-K	21


PART I


Item 1.   Description of Business

History of the Company

The Company was incorporated under the laws of the State of Texas on April 21, 1989 under the name Ainsley Corporation. The Company issued its initial shares of common stock on April 25, 1989 (inception) and was organized primarily for the purpose of raising capital to take advantage of potential business opportunities. The name of the Company was later changed to Automated Compliance & Training, Inc. (AC&T), with Utah the state of incorporation.
On September 3, 1996, AC&T merged with its wholly owned subsidiary Chequemate International, Inc. (the "Company" or "CMI") and assumed the name of the subsidiary.

On December 31, 1992, the Company obtained the title and interest in a computer software product that has application for OSHA compliance and training. The software is designed to train employees on procedures and tracking of compliance with OSHA regulations. The software has applications in the medical, dental, industrial and governmental fields and can be modified for use in other areas. The Company has also developed and is marketing a preventing sexual harassment training and management documentation software product known as "Conduct".

On November 15, 1994, The Company acquired all of the outstanding capital stock of CMI, a marketing company of family and small business finance products.
In addition, the Company purchased Families in Focus, Inc., a Utah corporation. Chequemate International, Inc. was incorporated under the laws of the State of Utah in March 1992. CMI, and it's subsidiaries, provide financial record keeping and money management services to individuals and small business.

On June 15, 1992, CMI entered into an agreement with its majority owned (51%) subsidiary Data Control Inc. (DCI) whereby DCI is to perform computer processing required by CMI for its financial record keeping and money management services. The agreement stipulates that CMI is not to participate in any profits of DCI until July 1, 1997.

	On September 3, 1996 AC&T merged with its wholly owned subsidiary CMI and officially changed its name to Chequemate International, Inc. CMI maintained it's subsidiaries of FIF and DCI as previously outlined.

	The Company emphasizes innovation through advanced technology in the industries of finance, communications and entertainment. It is the objective of CMI to take workable ideas in technology and intellectual property and transform them into viable market opportunities in each of the three industries of focus.

	CMI's main focus is on two rapidly growing markets, Small Business and Independent Contractors. The divisions of finance and communications provide products that enhance the ability of the small business and independent contractor to successfully compete in today's marketplace. CMI provides these financial and communicational products through the us of cutting edge technology.

	The entertainment division will bring an even larger international flare to the Company. The entertainment division will also focus on the use of cutting edge technology to produce immediate short-term cash flow and a sustained long-term cash flow for the Company.

	The following breakdown of the three divisions in terms of products and services, distribution methods and competition will highlight the new focus of the Company.


Principal Products and Services

Finance

	"Changing the financial course of America, one family at a time."
  This is the mission statement of the financial arm of the Company, and statistics seem to support the need for such a change. According to the U.S. Social Security Department, only two (2%) percent of Americans will retire financially secure. The rest will rely on some degree of support from family, charity, friends or the government. With debt overwhelming the majority of families in the United States, the Company has developed a powerful and effective financial program enabling individuals, families and small businesses to take and maintain control of their financial futures.

	The Company bases its financial programs on The Four T's - tracking, targeting, trimming and training. Through its FastrakTM System, the Company provides a method to quickly and easily track spending and income, generating monthly reports that pinpoint exactly where each penny was spent. Targets, or goals, are then set based on spending information, providing the means and motivation to trim unnecessary expenditures. Finally, the Company offers educational and training opportunities that build positive spending and money-management habits, a necessity for long-term financial success.

	The Chequemate Financial Manager (CFM) program takes the Fastrak System a step further by offering a debt restructuring and an accelerated repayment program. When combined with Fastrak, CFM represents a means to not only get out of debt (in less than 10 years in most cases, including a mortgage), but to stay out of debt permanently. The CFM program provides simple, but powerful tools to assist individuals and families in achieving freedom from debt, establishment of financial goals, control of financial resources, and realization of financial freedom.

Data Control, Inc. (DCI), the 51% owned subsidiary of the Company, performs all computer processing required by the Company for its family and business finance products, Chequemate Financial Manager, and tax record keeping systems.

	Chequemate Tele-Services Inc., a fifty-one percent (51%) owned subsidiary of the Company, provides automated telephone processing of Visa and MasterCard credit card purchases through its TelechargeTM system. With no equipment or software requirements and 24-hour toll free access for the end user, Telecharge is specifically designed to facilitate payments to small and home-based businesses, network marketers and sales personnel.

Families in Focus, a wholly owned subsidiary of the Company, markets a program of self guided activities that enrich and strengthen family life in seven key areas. Families choose activities specifically designed to strengthen their ties in the seven areas from the "Families in Focus" manual, a United Nation's endorsed publication. Through music and instruction in basic social skills and money management concepts (part of the seven key areas), Elementary and Junior High School students and their parents are brought together in a stimulating activity where the parents are introduced to the Chequemate Family program. The Families in Focus program has been tested and refined over twenty-two years of practical use.


Communications

	Satellites and computers are more and more becoming the foundation for communications, and the Company is capitalizing on a number of opportunities presented in the industry.

In a joint venture with HoliCow, Inc., the Company designs and develops interactive Internet web sites for financial advisors. This venture, Web Dynamics, provides a web presence that changes content each time the site is accessed. This turnkey web presence includes helpful tips to make life easier, weekly articles on financial topics and a series of financial calculators, enabling the financial advisor to maintain constant communication with customers.

	The Company uses the latest in communication technologies to offer continuing financial education and support to participants and distributors of the Fastrak and CFM systems. Through a Satellite network, the Company regularly broadcasts programs dealing with in-depth financial matters that arm its viewers with the knowledge and information necessary to get the most out of a growing network of financial offerings.

Through AC&T (Automated Compliance & Training) Direct, a wholly owned subsidiary, the Company uses innovative computer teaching technology to provide instruction on such constantly changing issues as sexual harassment and Occupational Safety and Health Administration (OSHA) requirements.
AC&T Directs' instructional software packages not only train employees on these issues (information is updated as related laws change), but also document compliance with training requirements, providing a solid defense against the growing number of lawsuits stemming from on-the-job injuries.


Entertainment

	In April of 1997, CMI established Chequemate Third Dimension, Inc.
(CTD), a wholly owned subsidiary dedicated to the commercialization of breakthrough technologies in the entertainment industry. Advanced Technology Group, LLC is the developer of state-of-the-art 3-D television, which is currently being manufactured and marketed by CTD. CTD has acquired the exclusive worldwide license to this 3-D technology.

This revolutionary new system, called Realeyes 3D, is used to show 3-D images on any television. The system is capable of displaying pre-processed stereoscopic imagery, or converting two-dimensional media into three-dimensional images in real time. Realeyes 3D accepts NTSC or PAL compatible signals from network broadcasts, video game consoles, satellite transmissions, cable decoders, VCR's, or any video component. After receiving a composite RCA or S-VHS video input from a signal source, Realeyes 3D digitally processes the images and displays them in real-time on any standard television. Now, any television set can transform images from a flat 2-D screen into true 3-D images.


Distribution Methods

Finance

	The CFM program is distributed through a network of CMI independent representatives. Currently, CMI representatives are located in 19 States ranging from Hawaii to Florida, and number more than 275. CMI has also established a network of Regional and Center Managers across the United States. The current number of established Regions is 19, with over 75 Centers.


	Regional and Center Managers and Independent Representatives are made up of local financial professionals or individuals looking for an opportunity to provide the best financial management systems available to the market today. These individuals are committed to changing the financial course of their clients from indebtedness to financial prosperity.

CMI continues to operate under a written agreement with Safeguard Business Systems, Inc. in which CMI has adapted Safeguard's one-write Check Writing System into a vehicle to deliver the CashFlow PLUS system to small businesses. Safeguard is the leading provider of one-write check systems in North America, and the Safeguard one-write systems are now being provided through over 800 distributors across the United States, Canada and abroad. CMI is presently interfacing with selected Safeguard Distributors.

	There are two main sources of distribution for the Telecharge program. The first distribution method is through direct marketing companies and small and home based business associations. There are over thirteen direct marketing companies offering the Telecharge program to suppliers and distributors of their products. The Company is the primary credit card acceptance provider for this market. This status is a result of aggressive positioning by the Company through industry association memberships, cooperative vendor relationships, direct mail campaigns, and telephone solicitations. In September 1996, the Company became a supplier member of the Direct Selling Association (DSA). Attendance at the annual convention of the DSA resulted in contact with over thirty-five (35) representatives of new direct marketing companies.

	In April of 1997, the Company became a registered agent of Cardservice International, Inc. (CSI). Through this relationship, CSI has agreed to allow their two thousand (2,000) representatives to market and sell the Telecharge program. CSI is one of the largest processors of credit card transactions in the United States. Initial marketing of the Telecharge program is beginning in July of 1997. Initial response of the CSI representatives has been extremely positive.

	The Families in Focus program is marketed through a non-profit organization called "Families in Focus". Through a musical presentation, elementary aged children and their parents are taught the seven basic keys to family success. The Families in Focus manual is also sold to various organizations interested in strengthening family relations and family communication.


Communications

	Distribution of the Web Dynamics program is beginning in July of 1997 at the National Convention of Financial Planners in Pennsylvania. Over one thousand (1,000) representatives of national and local financial planning institutions will be present at the convention. Those attending the convention represent 136,000 financial planners nationwide. CMI will use in house sales representatives to call on the leads generated from the conference.


	Also, two financial planning firms located in Northern California are currently representing the Web Dynamics and CFM programs to their base of over 3,000 independent financial planners. These firms represent clients such as the California State Small Business Association, the California State Police Association, and various railroad companies located in the Western United States.

The OSHA compliance software package ("Safety & Health Plus") along with the preventing sexual harassment training software program ("Conduct") are marketed through AC&T Direct, a wholly owned subsidiary of the Company.
AC&T Direct was incorporated January 1995 and assumed the operations and marketing of both software product lines. AC&T Direct is working with several national associations for marketing the two products to Medical, Dental, Mortuaries and Industrial users. The products are also marketed through trade associations, government agencies and directly to businesses.

AC&T Direct continues to develop and market its product under a patent license from Harding and Harris Behavioral Research Inc. The patented process provides for a method of automated indexing of OSHA compliance software as developed by the Company. The preferred embodiments of the patent are disclosed in the United States patent application designated as file #501,011 and filed September 9, 1992 in the United States patent office as serial #4,611,289.


Entertainment

	Distribution of the initial units of the Realeyes 3D product began
July 10, 1997 with an initial shipment of four hundred units. Approximately 2,100 units are projected for manufacturing and shipping in the following week, with weekly production runs of 2,500 projected to commence July 21, 1997. Initial orders of the Realeyes 3D product stand at approximately 2,500 units. The Company will send out an order form mailing to over 13,000 customers who have responded to the Realeyes product and are waiting for shipping to begin.

	Future distribution of this product will be through conventional retail and wholesale outlets in the United States, Canada and Asia.
A distribution agreement with Telemedia Latinoamericana S.A. for South America has been formalized and will include distribution throughout all of South America and much of Central America.

	Another distribution Agreement has been signed for Russia with Russia California Associates. Other Agreements are under negotiation in Europe and Asia. Inquires have been received by the Company from several direct marketing companies. Currently, the Company has not formalized plans to market through direct marketing outlets.



Status of Publicly Announced Products or Service

AC&T Direct has released the full Beta test of the windows version of the Safety and Health plus product. Beta tests of the product will be used in various associations that the AC&T Directs services throughout the country.

Publication of the book called "The Four Laws of Debt Free Prosperity" has continued throughout fiscal year 1997 and through the beginning of fiscal year 1998. The book is now being published in paper back, and is the center of a weekly radio show called "Principles with Promise" which airs nationwide on Sunday mornings from 9:00 am to 10:00 am MST. Mark VanWagoner hosts the show.

Sales of the book for the first year of publication have exceeded the expectations of the Company and can be found in many bookstore chains across the country and into Canada. The Company is currently negotiating the rights for a foreign publisher on the rights to a Spanish version of the book.


Competition

Finance

	CMI has spent four years developing a finance system of individual and small business services. The Company feels after years of research and development there is no other company or system that provides the broad range of financial services offered by CMI. There are computer based software packages that will provide an after point of purchase or month end reconciliation, but none applies the point of purchase principles of financial management, behavioral change and discipline created by CMI's Fastrak system.


Communications

The computer software which AC&T Direct markets is part of an industry characterized by rapid growth and intense competition. While pricing is still the principal method of competition, service and quality are important ancillary competitive considerations.

At present, the financial professional market segment is rapidly moving toward creating an Internet presence and increasing communication with clients via the Internet. Up to this point in time, the source of obtaining an internet presence has been through standard internet presence providers, providing a general, static web page; which market is highly competitive. Conversely, the Web Dynamics product approaches the broad opportunity in the financial community with a very focused and unique approach to providing an Internet presence. This direction centers in on the specific needs of the financial related market. Web Dynamics will provide the financial professional with a site that dynamically changes, offers the utmost in professional image and provides client focused tools and information all while providing the professional with the capability of customizing key areas of the site right at their fingertips. The Company has not seen any competitive product offering to the financial professional marketplace.


Entertainment

	At present, the Company has not found a similar technology in the marketplace or ready to be manufactured. Other companies are developing 3D technologies that are cost prohibitive and not mass marketable. Management of the Company has visited and viewed 3D technologies of Sony, Sanyo, Sharp and Phillips, and have not found 3D technology that can compete against Realeyes 3D in the following four categories:

	1)	Eye dominance:	The Realeyes product allows viewers to adjust
        their pair of glasses based on eye dominance. Eye dominance capability allows the viewer to see 3D images without side effects such as eyestrain or headaches. The Realeyes product is the only developed or marketable product that incorporates eye dominance technology.

	2)	Depth Adjustment:	The Realeyes product allows the
        viewers to adjust the level of depth they see on the television set. The 3D products being developed do not allow any adjustment of the depth of the picture. This makes it extremely difficult for multiple viewers to find a comfortable amount of depth.

	3)	Compatibility:	Currently developed 3D technologies require
        a special system or television set. The Realeyes 3D product is compatible with any television set, and can be viewed with the NTSC and PAL broadcasting signals.

	4)	Cost:	Current 3D systems developed and ready for manufacturing
        are cost prohibitive for a mass market. These systems cost two to three times more expensive then the Realeyes 3D product.

	The Realeyes product is currently without competition. The product is currently being manufactured and shipped. This gives the Company first mover advantages in market penetration and name recognition. Mass marketing of the product will begin in August of 1997.


Patents and Trademarks

In connection with its business operations, the Company will depend upon certain patents, trademarks, or licenses with respect to the conduct of its business.
At present, AC&T Direct has licensed a patent for indexing information from Harding and Harris Behavioral Research, Inc, and CMI has patented the three digit code and design elements of its CFM programs. The Company has filed trademark applications with the U.S. Patent & Trademark Office as follows:



ITEM:                                           REGISTRATION DATE:

Automated Compliance & Training with Design     September 26, 1995

Chequemate                                      August 15, 1995

Chequemate International with Design            August 22, 1995

Chequemate International                        August 29, 1995

Provisional Patent on Licensed intellectuals
property on Realeyes product                    May, 1997

Taxtutor                                        May 25, 1993

CASHFLOW Plus                                   September 1, 1995

Lighthouse Design                               September 29, 1995

Safety and Health Plus and Design               September 29, 1995

Conduct Preventing Sexual Harassment            September 29, 1995


Employees

As of June 30, 1997, the Company and its subsidiaries had 20 full time employees.




Item 2.  Description of Property

The Company occupies leased office space at 57 West 200 South, Suite 350,
301 & 302, Salt Lake City, Utah. The Company offices comprise of 7,921 square feet and are leased at a monthly base rental of $8,479. The Company also occupies space for its fulfillment division at 545 West 500 South, Suite 140 Bountiful, Utah. The office space is 3,879 square feet, and is leased at a monthly base rental of $2,223. The Company also occupies space for its Teleservices subsidiary at 10300 North Central Express Way Suite 170, Dallas, Texas. The office space is 7,844 square feet, and is leased at a monthly base rental of $7,844. The Company also occupies space for Chequemate Third Dimension, Inc. at 459 West 9160 South Sandy, Utah. The office space is a shared space with the Company's rentable square feet at 791 at a price of $1,800 per month.


Item 3.  Legal Proceedings.

The Company is not a party to any pending legal proceeding. To the knowledge of the Company, no director, officer or affiliate of the Company, or owner of record or beneficial owner of the voting securities of the Company, or any security holder of the Company, is engaged in any proceeding which is adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

	No matters were submitted to a vote of security holders for the fourth quarter of fiscal year 1997.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

	The stock of the Company is traded on the OTC Bulletin Board (OTCBB) of the NASD Stock Market, Inc. The OTCBB symbol for the Company is CQMT. As of June 30, 1997, there were approximately 771 shareholders of record of the Company. As of June 30, 1997, the Company had issued and outstanding shares, and paid subscriptions for shares, in an aggregate amount of 14,666,851. Actual trading volume of the stock of the Company in the most recent fiscal year has increased over previous years. Non-U.S. investors hold a material portion of the stock of the Company. The stock of the Company, as of July 11, 1997, was quoted at $6.00 bid and $6.25 ask.

During fiscal year 1994, the Company became listed in the Moody's OTC Industrial Manual and in the Moody's OTC Unlisted Manual. These listings enable the stock of the Company to be traded in a significant number of jurisdictions in the United States. The Company is continuing to file quarterly and annual reports with the United States Securities and Exchange Commission in order to comply with commission regulations and to make available current public information regarding the Company.

The NASD Stock Market, Inc provided the fiscal year 1997 quotations for the Company's stock. The referenced quotations reflect inter-dealer prices without dealer retail mark-up, markdown or commissions and may not represent actual transactions.

Price Range of Common Stock

Fiscal Year                      High Bid Price  Low Bid Price
1996 - 1st Quarter(4/95-6/95)       7.50                  6.625
1996 - 2nd Quarter (7/95-9/95)      7.50                  7.00
1996 - 3rd Quarter (10/95-12/95)    7.00                  6.25
1996 - 4th Quarter (1/96-3/96)      7.75                  6.00
1997 - 1st Quarter  (4/96 - 6/96)   7.25                  6.625
1997 - 2nd Quarter  (7/96 - 9/96)   7.00                  6.25
1997 - 3rd Quarter  (10/96 - 12/96) 7.00                  5.75
1997 - 4th Quarter  (1/97 - 3/97)   6.25                  3.50

The Company has paid no dividends on common stock during its two most recent fiscal years, and has no present intention to pay dividends in fiscal year 1997.


Item 6.  Management's Discussion and Analysis.

General

For more detailed financial information, please refer to the Audited Financial Statements for the periods of March 31, 1997 and 1996. A copy of these Financial Statements is attached to this Report.

The Company and its subsidiaries have faced a variety of opportunities and challenges during fiscal 1997, including congressional and federal budget reforms, marketing opportunities, and product enhancements. The Company has continued to research various marketing strategies to market its products and to effectively implement the information gained from its pilot programs.

	As a result of the pilot and the test marketing programs of several marketing strategies in fiscal year 1997, the Company has refined its approach to its main markets of Small Businesses and Independent Contractors.

  	The Company discovered a need for small business owners and independent contractors to accept credit cards to compete with more established retail and wholesale outlets. In order to meet the needs of the market, CMI purchased QPD and the rights to the Telecharge program. The Telecharge program allows small businesses and independent contractors easy access to credit card processing without meeting stringent and overburdensome restrictions and regulations. As a result of a strong focus on customer satisfaction, QPD has maintained an industry low one third of one percent as a charge back rate.

	The purchase of QPD and the Telecharge product brought new clients, associations and direct marketing companies as customers. As a result of the purchase, it became necessary for the Company to contract with an outside processor to provide the backend processing for the Telecharge program.
  In April 1997, CMI became a registered agent of Cardservice International, Inc. a partner of First Data Corporation. The transfer over to Cardservice has now taken place and the Telecharge program is gaining acceptance in new markets previously unavailable. The current financial statements of the Company reflect the purchase price and operating expenses associated with QPD and Telecharge.

	In order to provide additional products and services to independent financial advisors, the Company expanded its debt eliminator program to include its money management system, debt restructuring and a bill paying system. This new program, called the Chequemate Financial Manager, created a unique combination of products to eliminate a client's debt, manage income and expenses, and increase savings. For the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998, the Company has invested capital in the development of the CFM program. During the first quarter of fiscal 1998, the Company began to market the CFM program through a network of independent representatives and agents of the Company.

  	The Company has also developed the Web Dynamics product to provide the financial advisor with a tool that will enable the participating financial advisor an interactive resource to enhance financial analysis, client recruitment, product advertising, and event planning and advertising. This product required initial capital from the Company for hardware components and software programs to develop the interactive capabilities and rapid expansion.

    	During the fourth quarter of fiscal 1997, the Company was presented an opportunity to purchase the Realeyes 3D product. The developers of the technology had perfected a prototype unit, but were unable to fund further development and manufacturing of the product. CMI was positioned to provide capital to fund the purchase and initial manufacturing of the product.
The Company raised $3,000,000 to fund initial production of the units and issued restricted stock to the members of the ATG, LLC for the license of the intellectual property and worldwide rights to manufacture and market the Realeyes 3D product and other related technologies. The Company anticipates the need for additional capital to fund rapid growth and manufacturing and additional advancement of 3D technology.

Liquidity and Capital Resources

The audited financial statements reflect the consolidated financial position of the Company and its subsidiary entities. March 31, 1996, totals have also been consolidated. As of March 31, 1997, the Company had current assets of $398,409 with current liabilities of $703,670. This represents negative working capital of $305,261. At March 31, 1996, current assets were $175,767 with current liabilities of $243,929, which represented negative working capital of $68,162.

The change in working capital results in a ratio of current assets to current liabilities, as of March 31, 1997, of .57 as compared to .72 on March 31, 1996. This change is primarily due to the acquisition of QPD. The amount of installment payments credited to current liabilities in the twelve-month period ending March 31, 1998 is $300,000.

At March 31, 1997, long term liabilities were $145,639 compared to $182,301 at March 31, 1996, a reduction of $36,662. This reduction was accomplished by payments toward the CEDO loan and decreasing the long term related party note. Also, the Company was able to fund operations without incurring additional long-term debt.

At March 31, 1997, the Stockholders' equity was $437,451 versus $120,173 at March 31, 1996. This represents an improvement of $317,278 over fiscal year 1996.

The sale of stock to offshore entities continues to be an important source of capital funding for the Company. As previously reported in Form 8K, the Company has sold additional shares to offshore entities to raise capital for the continued operations of the Company and the acquisitions of QPD and the capital infusions into CTD, its wholly owned subsidiary, for the development of the 3D products. It is anticipated the Company will continue to draw on this source of funding for initial stocking of inventory of the Realeyes product for the second quarter of fiscal 1998.


Results of Operations

For the fiscal year 1997, total gross revenue of the Company was $776,963 compared to $382,137 for the previous fiscal year; an increase in gross revenue of $394,826. Total expenses for fiscal year 1997 decreased by $56,960 compared to fiscal year 1996. The combination of increased revenue and decreased expenses resulted in a reduction of net loss from $1,879,015 in fiscal year 1996 to $1,502,573 in fiscal year 1997.

The loss for the twelve-month period ended March 31, 1997 is mainly attributed to the purchase of QPD and the development and test marketing costs of the CFM program. Also, associated costs for the development of the Web Dynamics product were incurred during the fourth quarter of fiscal 1997. These expense were one time expenses and the Company was able to fund these capital expenditures without assuming short or long term debt.


Item 7.  Financial Statements.

	Attached to this report are the audited financial statements of the Company for the periods ending March 31, 1997 and 1996.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        The Company has no disagreement with its accountants on the accounting and financial disclosures contained in this Form 10-KSB report. As of January 31, 1996 the company changed accountants from the firm of Kartchner & Hunt to the firm of Jones, Jensen & Company in order to maintain the services of the CPA in charge of the auditing of the Company for the past three years. This change in accounting firms was previously reported in the February 14, 1996 Form 10-QSB report of the Company for the third quarter of fiscal year 1996.


PART III


Item 9.  Directors and Executive Officers


The following table contains certain information concerning the nominees for the Board of Directors of the Company.

Name and Principle              First Became   Shares of      % of Common
Occupation or Employment  Age   a Director     Common Stock   Stock Outstanding
                                               Benefically
                                               Own
Blaine Harris             58    1994           2,595,371      19%
CEO and President of the
Company.  Elected as an
officer of the Company
in 1994

Harold P. Glick           55    1995           528,962        3.9%
Partner in the real
estate company of Moore
Warfield & Glick.

Robert E. Warfield       56     1995           1,000,000      7.4%
Partner in the real
estate company of Moore
Warfield & Glick.

Chuck Coonradt           53     1996           11,000           *
Chairman and CEO of the
Game of Work, Inc. a
management consulting
firm


Lavar M. Butler           64     1995          35,000           *,1
Senior VP of the Company
Elected as an officer of
the Company in 1995

Bert Alvey                45     Proposed      321,429          *
President Chequemate             Director
Third Dimension, Inc.

*This Director owns less than three percent (3%) of the total issued and outstanding shares.

1 Mr. Butler's 35,000 shares are shares which he has the right to acquire within sixty days pursuant to options granted through May 31, 1997.


Business Experience

Blaine Harris. Chairman, Director, CEO and President. Mr. Harris is an alumnus of Idaho State University, where he majored in Business and Marketing. Mr. Harris has extensive experience in real estate with his primary focus being commercial and residential project development. From 1986 to 1991, he served as Chief Executive Officer and Chairman of the Board of Directors of Help-U-Sell, Inc. and was involved with Help-U-Sell as a partner of Conquest Management, a Utah partnership, which managed and owned a 49% interest in Help-U-Sell. During his administration, Help-U-Sell grew form 118 franchises to 650 plus franchises and was listed as the fastest growing real estate franchising organization in the country. In 1991, the Help-U-Sell parent company, Mutual Benefit Life, was taken over by the New Jersey State
Insurance Regulators and its subsidiaries were liquidated, including Help-U-Sell, Inc. In 1991, Mr. Harris formulated and began development of Chequemate International, Inc. Mr. Harris is also a Director of Fountain Fresh Inc.

Lavar Butler. Director and Senior Vice President. Mr. Butler has a BS degree in Industrial Management. Mr. Butler spent 25 years as a General Manager, Vice President and President while managing manufacturing and marketing companies in Utah, Indiana, England and California prior to joining AC&T in the spring of 1992.



Harold P. Glick.   Director.  Mr. Glick received his BS degree in Accounting
from the University of Maryland in 1965 and became a Certified Public Accountant the following year. Mr. Glick successfully built and managed a family-owned retail business prior to joining Mr. Robert Warfield as a partner in the real estate Company of Moore, Warfield and Glick. Additionally, since 1988, Mr. Glick has been a regional owner of Help-U-Sell Real Estate in Virginia, Maryland, Washington D.C. and Delaware. Mr. Glick served as President of the Greater Ocean City, Maryland, Board of Realtors in 1988, is a member of the Advisory Board of Nations Bank and serves on the Maryland Governor's Economic Development Committee.

Robert E. Warfield. Director. Mr. Warfield has a BS Degree in Economics from Western Maryland College. He has an extensive background in real estate and regional sales management with the Weyerhaeuser Corporation. Mr. Warfield first became licensed in real estate in 1962, and in 1975 started Warfield Real Estate. He has been in the real estate and development business in Ocean City, Maryland since 1971. For the past 17 years Mr. Warfield has been President of Moore, Warfield, and Glick, Inc., with real estate sales over $100 million and rentals of $12 million. Additionally, since 1988, Mr. Warfield has been a regional owner of Help-U-Sell Real Estate in Virginia, Maryland, Washington D.C. and Delaware. Mr. Warfield currently serves on the Board of Directors of Atlantic General Hospital and Ocean City Golf and Yacht Club. He has also served as a director of Second National Service Corp., and Salisbury School.

Chuck Coonradt. Director. Mr. Coonradt is Chairman of the Board and CEO of The Game of Work, a Utah-based corporation engaged in providing management and personnel training for its corporate clients in the fields of goal-setting and profit improvement. Clients of the firm include Quaker Oats, Wendy's, The Chicago Tribune, First Interstate Bank, Dow Chemical and Pepsi-Cola.

Bert Alvey. Proposed Director, President of Chequemate Third Dimension, Inc. Mr. Alvey graduated from the University of Utah with a BS degree in Journalism and Mass Communications in Telecommunications (Radio and Television Broadcasting). Sixteen years of experience in the audio/video field through sales, marketing and management of A/V products to consumers. Professional video sales to Television Broadcasters, State Government Agencies, Boards of Education, School Districts, Universities, Hospitals and Healthcare Agencies, Production Houses, Military and Federal Government Facilities in the intermountain area.

Organizational skills and discipline gained through eight years of military service as a Naval Aviator. Ranked one out of twenty-five graduates Naval Flight Training, selected to "Commodores List" for superior performance in all facets of primary flight training, and "Student of the week" upon completion of primary flight training. Graduate of Naval Fighter Weapons School (Top
Gun) designated air combat adversary instructor. Responsible for personnel placement and administratively coordinating over 110 men and women and 100 million dollars worth of aircraft and parts. Gained money management skills as a securities assistant manager for First Security Bank. Mr. Alvey was the former President of the ATG group through the research and development stage of the Realeyes product.


Executive Officers

	The following table outlines the executive officers of the Company. This table does not include those officers that serve as Directors.

Name            Age     Positions Held             Current Term of
                                                   Office or Directorship
                                                   and period of Service

Ken Redding     34      Executive Vice President   Current Term August 1996-
                                                   August 1997. Service since
                                                   November 1994

Greg L. Popp    28      Secretary / Treasurer      Current Term June 1996
                        and C.O.O. CMI             - August 1997.
                                                   Service since June 1996

John Garrett    55      VP , Financial Advisor     Current Term June 1996-
                        to the President           June 1997.
                                                   Service since May 1996

Kent Summers    36      President AC&T Direct      Current Term August 1996-
                                                   August 1997. Service since
                                                   May 1995


Business Experience

Kenneth D. Redding. Executive Vice President. Mr. Redding is an alumnus of California Sate University, Sacramento where he majored in Business Administration and Marketing. From 1985 to 1992, Mr. Redding was involved in the ownership and operation of several Help-U-Sell real estate franchise offices throughout Northern California. Mr. Redding is the son-in-law of Blaine Harris.

Greg L. Popp.  Secretary / Treasurer and Assistant Operations Officer.
Mr. Popp graduated from the University of Utah with a BS degree in finance. From 1990 until 1995, he was employed by the law firm of Callister, Duncan & Nebeker. During this time he was involved in creating and maintaining a new compensation package for senior and associate level attorneys, quarterly and annual reports to the executive committee and board of directors, and assisting the firm administrator in general administrative tasks. In January 1995, Mr. Popp joined Automated Compliance & Training as the assistant controller.
In August 1995, Mr. Popp became the VP of Operations of the Company and in March 1996 he was elected by the Board of Directors as the Secretary / Treasurer.

John Garrett.  Vice President, Financial Advisor to the President.
Mr. Garrett received his BS degree in finance from Brigham Young University in 1967. He also graduated from Pacific Coast Banking School, University of Washington in 1983. He has 15 years executive management experiences in banking and was a founder and executive officer of First Beverly Bank, Beverly Hills California. He has developed, owned and/or managed a variety of financial, manufacturing and industrial businesses over the past 20 years.

Kent Summers. President of AC&T Direct. Mr. Summers has a BS degree in Marketing Education and a Masters degree in Business Education from Utah
State University. From 1987 until 1992, he was employed by Morton Thiokol and the Thiokol Corporation Space Operations in Brigham City, Utah. In this capacity, he was engaged in management education, safety and human resources functions. From 1992 until 1994 Mr. Summers was the manager of the quality management and safety department of Beehive Clothing Mills in Salt Lake City, Utah. This assignment involved responsibilities for OSHA Compliance. In 1994, he created a start-up computer based training company known as ASKESIS Corporation. This company developed computer based training as a multi-media database computer product for inventory control.


Item 10. Executive Compensation

The table set forth on the following page contains information about the remuneration received and accrued during fiscal years 1996 and 1997 from the Company and its subsidiaries by the Chief Executive Officer and each of the most highly compensated executive officers of the Company.



Name and Principal    Fiscal Year   Salary($)  Bonus($)   All Other
Position                                                  Annual Compensation

Blaine Harris, CEO    1997          $100,000   $1,015     $2,443
                                    $100,000   $355       $24,174*

Lavar Butler,  Pres   1997          $60,000    $650       $2,166
                      1996          $59,583    $379       $2,400

Ken Redding, Exec VP  1997          $54,000    $585       $3,249
                      1996          $54,000    $379       $1,662

John Garrett, VP      1997          $48,370    $390       $1,642
                      1996          $0.00      $0.00      $0.00

Kent Summers, Pres.   1997          $50,000    $541       $4,413
AC&T Direct           1996          $45,833    $271       $3,689


The following chart shows the stock options that were granted to any executive officer of the Company during the last completed fiscal year.


Name and Principal Position   Total Options Granted   Total Options Vested

Blaine Harris, CEO             70,000                 35,000
Lavar Butler,  President       70,000                 35,000
Ken Redding, Executive VP      70,000                 28,000
Greg L. Popp, Sec. / Tres.     70,000                 14,000
John Garrett, Vice President   70,000                  7,000
Kent Summers, President        40,000                  8,000
Other Executive Officers(2)    60,000                 15,000


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The table on the following page sets forth certain information as of June
30, 1997 with respect to each person who owns of record, or is known to the Company to beneficially own, more than 5% of the outstanding shares of Voting Common Stock, and the beneficial ownership of such securities by each officer and director who owns any stock, and by all officers and directors as a group. The original directors and officers of the Company, whose aggregate share holdings are now less than three percent of the total shares outstanding, may be deemed to have been promoters of the Company.


Name and Address of     Amount and Nature of       Percent of currently issued
Beneficial Owner        Ownership of Voting Stock  and Subscribed Common Stock

Blaine Harris           2,595,3712                 17.7%
57 West 200 South       Direct Ownership
Suite 350 Salt Lake
City, Utah 84101

Robert Warfield          1,000,000                 6.8%
10481 Golf Course Road   Direct Ownership
Ocean City, MD 21842

Don Christensen          816,617                   5.6%
10225 Kensington         Direct Ownership
Parkway Apt. 616
Kensington, MD 20895

Harold P. Glick          528,962                   3.6%
10706 Piney Island       Direct Ownership
Drive Bishopville,
MD 21842

Chuck Coonradt           11,0002                   *3
3797 W. Blacksmith Road  Direct Ownership
Park City, Utah 84060

Ken Redding              28,0002                   *3
57 West 200 South        Direct Ownership
Suite 350, Salt Lake
City, Utah 84101

Lavar Butler             35,000 *2                 *3
57 West 200 South        Direct Ownership
Suite 350, Salt Lake
City, Utah 84101

Greg L. Popp             14,000*2                  *3
57 West 200 South,       Direct Ownership
Suite 350,
Salt Lake City,
Utah 84101

Kent Summers             8,000*2                    *3
57 West 200 South,       Direct Ownership
Suite 350, Salt Lake
City, Utah 84101

Officers and Directs     4,220,333                  28.8%
as a group (8)


The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions.

In calendar year 1992, the limited liability company ( the "LLC") of John C. Wilkinson, a former director of the Company, received a CEDO grant for the development of the Compliance Software. Of this amount, the LLC loaned $120,000 to the Company. In fiscal year 1993, the Company borrowed $30,000 from WAC Research, Inc. (WAC). Donald M. Wood, then a member of the board of directors of the Company, was an officer, director and shareholder of WAC. The $30,000 loan from WAC was paid in May of 1993. In a restructuring of the financial obligations of the Company, the Company paid $200,000 of expenses for the LLC of Mr. Wilkinson, satisfying the $120,000 loan to the Company by the LLC and resulting in a net payable of the LLC to the Company of $78,890 as of the end of fiscal year 1993. As of April, 1993, the Company loaned to the LLC an additional $30,043. The LLC and John Wilkinson executed a promissory note reflecting the foregoing transactions, resulting in an obligation of the LLC and John Wilkinson to the Company, at that time, in the total amount of $108,933. This note was an unsecured demand note bearing interest at the rate of 10%. On April 29, 1993, the LLC was dissolved. Pursuant to such dissolution, all assets and liabilities of the LLC were distributed to the members of the LLC. Therefore, the promissory note was considered to be the obligation of Mr. Wilkinson. As of October 30, 1994, other advances had been made pursuant to the transaction and the principal balance of such loan was $151,202. This amount was canceled in exchange for Mr. Wilkinson's return of his 290,000 shares of the stock of the Company at the time of the CMI acquisition.

Pursuant to the authorization of the board of directors in their December 31, 1992 directors' meeting, the Company issued 2,000,000 shares of Non-Voting Common Stock of the Company. These shares reflected certain rights of conversion to Voting Commons Stock. Subsequently, 1,000,000 of the Non-Voting Common Stock shares were canceled. Of the remaining shares, 500,000 were issued to John C. Wilkinson, an officer and director of the Company and 500,000 were issued to WAC Research, Inc., a Utah corporation. Donald M. Wood, the former Chairman of the board of directors of the Company, was an officer, director and shareholder of WAC and is deemed to be a beneficial owner of such shares. Mr. Wilkinson and WAC executed Non-Voting Stock Shareholder's Agreements principally relating to the conversion rights of the stock. These transactions were effective as of January 8, 1993. The non-voting shares were issued as consideration for certain management, marketing and consulting services rendered by the shareholders. On March 31,
 1993, the board of directors of the Company authorized the conversion of such stock to Voting Common Stock. In conjunction with the CMI acquisition,
  Mr. Wood, Mr. Wilkinson, and their transferees returned a total of 1,820,425 shares of stock to the Company for cancellation.

During fiscal year 1995, Mr. Hal Glick, Bob Warfield and Oxford International Management Inc., three principal shareholders of the Company including two directors, loaned $273,140 to the Company. On March 29, 1996, these loans plus accrued interest were exchanged for 87,783 shares of restricted common stock of the Company. The exchange price for these shares was $3.50 per share.

Prior to March 31, 1994, Blaine Harris, CEO of the Company and president of its wholly owned subsidiary Chequemate International, Inc., loaned $215,000 to CMI. During fiscal year 1995, this loan was paid down to $93,000. Subsequently, Mr. Harris loaned an additional $200,000 to the Company.
This loan was paid in full in September 1995. The balance of $93,000, owing on the first loan referred to in this paragraph, bears interest at 12% and matures December 31, 1998.

Blaine Harris, CEO and Chairman of the board and a principal shareholder of the Company, and Don Christensen, a Director of Chequemate International, Inc. and shareholder of the Company, have an agreement with the Company to receive a monthly fee based upon a certain client base of Chequemate International. During fiscal year 1996, their compensation under this agreement was less than $1,000.


Item 13.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

	Audited Financial Statements as of March 31, 1997 and 1996 are incorporated herein by this reference.

(b)	Reports Filed on Form 8-K

	During fiscal year covered by this Form 10-KSB report, the Company filed the attached contract on form 8-K.

SIGNATURES

	In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEQUEMATE INTERNATIONAL, INC.



By /s/ Blaine Harris                 Date
Blaine Harris - CEO



By /s/ Greg L. Popp                  Date
Greg L. Popp - Secretary


    	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Blaine Harris                   Chief Executive
Blaine Harris                       Officer and Director    Date


/s/ Lavar Butler                    President and
Lavar Butler                        Director                Date


/s/ Harold P. Glick                 Director
Harold P. Glick                                             Date


/s/ Robert E. Warfield              Director
Robert E. Warfield                                          Date


/s/ Chuck Coonradt                  Director
Chuck Coonradt                                              Date





















	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)

	Consolidated Financial Statements

	March 31, 1997 and 1996







	C O N T E N T S


Independent Auditors' Report 	 3

Consolidated Balance Sheets 	 4

Consolidated Statements of Operations 	 6

Consolidated Statements of Stockholders' Equity (Deficit) 	 7

Consolidated Statements of Cash Flows 	 9

Notes to Consolidated Financial Statements 	 11







	INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Chequemate International, Inc.
(Formerly Automated Compliance & Training, Inc.)
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheets of Chequemate International, Inc. (formerly Automated Compliance & Training, Inc.), a Utah Corporation, as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chequemate International, Inc. (formerly Automated Compliance & Training, Inc.) as of March 31, 1997 and 1996, and the results of their consolidated operations and their consolidated cash flows for the years ended March 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.




Jones, Jensen & Company
June 14, 1997

	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Consolidated Balance Sheets


	ASSETS

                                                       March 31,
                                               1997                     1996

CURRENT ASSETS

  Cash                                  $       165,536         $       30,380
  Accounts receivable -                          38,852                 54,862
  net of allowances of $7,520 and $8,085
  in 1997 and 1996, respectively
  Inventory (Note 2)                            185,518                 83,881
  Prepaid expenses                                8,503                  6,644

     Total Current Assets                       398,409                 175,767

PROPERTY AND EQUIPMENT (Note 3)                 454,174                 93,533

OTHER ASSETS

  Organization costs and product rights(Note 1) 415,610                 254,294
  Note receivable                                 7,514                   8,894
  Refundable deposits                             8,053                  10,915
  Investments                                     3,000                   3,000

     Total Other Assets                         434,177                 277,103

     TOTAL ASSETS                       $     1,286,760         $       546,403

 	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Consolidated Balance Sheets


	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                March 31,
                                                        1997            1996

CURRENT LIABILITIES

  Accounts payable                              $    174,865         $  100,240
  Related party accounts payable (Note 16)            19,413              -
  Short term debt (Note 15)                          300,000                 -
  Accrued expenses                                   103,552             22,495
  Income tax payable (Note 1)                            400                  -
  Accrued interest - related party (Note 5)           65,903             72,903
  Current portion related party (Note 5)                   -                  -
  Current portion long-term debt (Note 6)             33,533             30,963
  Current portion capital lease (Note 7)               6,004             15,370
  Current portion office lease obligation                  -              1,958

     Total Current Liabilities                       703,670            243,929

LONG-TERM LIABILITIES

  Long-term related party notes payable (Note 5)      90,000             93,000
  Long-term debt (Note 6)                             46,834             80,574
  Capital lease obligations (Note 7)                   8,805              8,727

     Total Liabilities                               849,309            426,230

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.0001 par value, 500,000,000 shares
   authorized, 13,117,841 and 12,666,053 shares outstanding
   at 1997 and 1996, respectively                      1,312              1,267
  Minority interest                                  100,000                  -
  Subscribed stock (Note 4)                          270,000            100,000
  Capital in excess of par                         7,235,501          5,685,695
  Accumulated deficit                             (7,169,362)        (5,666,786)

     Total Stockholders' Equity (Deficit)            437,451            120,173

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $  1,286,760      $     546,403

	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Consolidated Statements of Operations


                                        For the Years Ended March 31,
                                        1997            1996              1995

REVENUES

  Sales - products              $       776,963    $    382,137      $  407,622

COST OF SALES

  Product, supplies and materials       291,072         167,566          155,381

GROSS PROFIT                            485,891         214,571          252,241

EXPENSES

  Bad debts                              6,465           5,627              439
  Selling expenses                     630,207         539,123          454,824
  Software development                       -               -          120,711
  General and administrative         1,338,066       1,486,948        1,354,984
    Total Expenses                   1,974,738       2,031,698        1,930,958

OPERATING (LOSS)                    (1,488,847)     (1,817,127)      (1,678,717)

OTHER INCOME (EXPENSE)

  Interest income                        7,018               -            2,585
  Interest expense                     (20,344)        (61,588)         (65,097)
  Loss on sale of equipment                  -               -           (8,373)

    Total Other Income (Expense)       (13,326)        (61,588)         (70,885)

(LOSS) BEFORE INCOME TAXES          (1,502,173)     (1,878,715)      (1,749,602)

INCOME TAX PROVISION                       400             300              369

NET INCOME (LOSS)       $           (1,502,573)   $ (1,879,015)  $   (1,749,971)

EARNINGS (LOSS) PER SHARE      $         (0.12)   $      (0.15)  $        (0.25)

AVERAGE NUMBER OF
 SHARES OUTSTANDING                 12,891,947      12,208,526        7,110,732


                                     	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Consolidated Statements of Stockholders' Equity (Deficit)
	For the Years Ended March 31, 1997, 1996 and 1995


                                     Free                         Total Capital
                       Restricted    Trading    Shares     Common     in Excess
                       Shares        Shares     Issued     Stock      of Par

Balance, March 31, 1994  2,632,400    1,817,100  4,450,100  $  445   $1,667,455

Expenses of related party
 paid by the Company          -            -          -       -          -
Shares acquired from
 related party receivable     -     (290,000)  (290,000)    (29)         -
Shares acquired for cash
  and cancelled          (10,000)    (200,000)  (210,000)    (21)      (30,979)
Shares acquired before
 business combination   (510,000)    (810,425)(1,320,425)   (132)        -
Shares issued in business
  combination            8,744,025          -  8,744,025     874       402,135
Shares issued through
  stock offering              -       355,000    355,000      36       509,934
Shares issued for company     -        10,000     10,000       1             -
Shares becoming free trading(2,074,500)2,074,500       -       -             -
Subscribed stock             -              -          -       -         -
Net loss                        -             -          -       -       -

Balance, March 31, 1995 8,781,925    2,956,775 11,738,700   1,174     2,548,545

Shares becoming free trading(47,000)    47,000          -       -        -
Shares issued through stock
 offering                 833,570            -    833,570      83     2,599,917
Shares issued in exchange for
 services                   6,000            -      6,000       1        29,999
Subscribed stock               -            -          -       -         -
Shares issued for debt      87,783            -     87,783       9      307,234
250,000 shares donated to the
 Company and reissued           -            -          -       -       200,000
Net loss                       -            -          -       -          -

Balance, March 31,1996  9,662,278    3,003,775 12,666,053   1,267     5,685,695

Shares becoming free trading(682,590)   682,590
Minority interest                  -          -          -       -             -
Shares issued through
stock offering              450,788          -    450,788      44     1,546,307
Shares issued for services    1,000          -      1,000       1         3,499
Subscribed stock                -          -          -       -             -
Net loss                        -          -          -       -             -

Balance, March 31, 1997   9,431,476  3,686,365 13,117,841  $1,312    $7,235,501

	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Consolidated Statements of Stockholders' Equity (Deficit) (Continued) For the Years Ended March 31, 1997, 1996 and 1995

                        Related
                        Party                                      Total
                        Stockholders'  Accum   Subscribed Minority
                        Receivable     Deficit Stock      Interest Equity

Balance, March 31, 1994 $ (91,690) $(1,886,762)$       -  $      - $(310,552)

Expenses of related party
 paid by the Company      (59,512)           -         -         -   (59,512)
Shares acquired from related
 party receivable         151,202     (151,173)        -         -         -
Shares acquired for cash
 and cancelled                  -            -         -         -   (31,000)
Shares acquired before
 business combination           -          132         -         -         -
Shares issued in business
 combination                    -            -         -         -   403,009
Shares issued through
 stock offering                 -            -         -         -   509,970
Shares issued for company       -            -         -         -         1
Shares becoming free trading
Subscribed stock                -            -   850,000         -   850,000
Net loss                        -   (1,749,971)        -         -(1,749,971)

Balance, March 31, 1995         -   (3,787,774)  850,000         -  (388,055)

Shares becoming free trading    -            -         -         -         -
Shares issued through stock
 offering                       -            -  (850,000)        - 1,750,000
Shares issued in exchange
 for services                   -            -         -         -    30,000
Subscribed stock                -            -   100,000         -   100,000
Shares issued for debt          -            -         -         -   307,243
250,000 shares donated to
 the Company and reissued       -            -         -         -   200,000
Net loss                        -   (1,879,015)        -         -(1,879,015)

Balance, March 31, 1996         -   (5,666,789)  100,000         -   120,173

Shares becoming free trade      -            -         -         -         -
Minority interest               -            -         -   100,000   100,000
Shares issued through
 stock offering                 -            -  (100,000)        - 1,446,351
Shares issued for services      -            -         -         -     3,500
Subscribed stock                -            -   270,000         -   270,000
Net loss                        -   (1,502,573)        -         -(1,502,573)

Balance, March 31, 1997 $       - $ (7,169,362)$ 270,000 $ 100,000 $ 437,451

	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Consolidated Statements of Cash Flows


                                                  For the Years Ended March 31,

                                              1997         1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                      $(1,502,573) $(1,879,015)  $(1,749,971)
  Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
   Amortization                               62,183       78,496         4,142
   Depreciation                               41,549       31,887        18,787
   Bad debt expense                            4,602        4,646           439
   Non-cash expense                                -       47,327        44,354
 (Increase) decrease in:
   Accounts receivable                         9,546       (7,466)       46,148
   Prepaid expenses                           (1,859)      (6,644)            -
   Inventory                                (101,637)      39,191        12,958
   Note receivable                                 -       (8,894)            -
   Deposits                                    2,862        1,065             -
  Increase (decrease) in:
   Accounts payable                           94,038      (61,411)       23,377
   Accrued interest payable                   (7,000)       3,421        69,482
   Accrued expenses                           81,056      (15,646)       11,006
   Income taxes payable                          400            -           200

     NET CASH PROVIDED (USED)
       BY OPERATING ACTIVITIES            (1,316,833)   (1,773,043)  (1,519,078)

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of fixed assets               -              -       4,343
  Purchase/development of intangibles       (222,706)             -    (148,341)
  Equipment purchases                       (101,121)       (23,076)    (29,271)
  Advances on notes receivable                     -              -     (19,616)
  Collection on notes receivable                1,380             -           -

     NET CASH PROVIDED (USED) BY
       INVESTING ACTIVITIES                  (322,447)      (23,076)   (192,885)

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                  1,549,851     2,800,000     809,979
  Acquisition stock                                 -             -     (31,000)
  Subscribed stock                            170,000      (750,000)    850,000
  Minority interest                           100,000             -           -
  Issuance of notes payable                         -             -     312,500
  Payments made on notes payable              (45,415)     (255,720)   (212,610)

     NET CASH PROVIDED (USED) BY
       FINANCING ACTIVITIES               $ 1,774,436    $1,794,280  $1,728,869

	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Consolidated Statements of Cash Flows


							For the Years Ended March 31,
                                             1997         1996        1995

NET INCREASE (DECREASE)IN CASH        $     135,156  $  (1,839)    $  16,906
 CASH AT BEGINNING OF YEAR                   30,380     32,219        15,313

     CASH AT END OF YEAR              $     165,536  $  30,380     $  32,219

	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Notes to Consolidated Financial Statements
	March 31, 1997 and 1996


NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies reflect practices of the software sales and services industries and conform to generally accepted accounting principles. Certain prior year amounts have been reclassified to be consistent with the March 31, 1997 presentation. The following policies are considered to be significant:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries Families in Focus, Inc., AC&T Direct, AC&T and Chequemate Tele-Services, Inc. All significant intercompany accounts and transactions have been eliminated.

Revenue recognition

Revenue is recognized on an accrual basis upon deliver of the software or product. Revenue consists of software sales, license fees, and monthly service fees.

Organization and production costs

Organization and production costs have been capitalized and amortized over five years using a straight line method. The total amortization of organizational and production costs for the twelve months ended March 31, 1997 and 1996 amounted to $62,183 and $78,496, respectively.

Property and equipment

Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

	Years
Office equipment		5
Office furniture		5-7
Machinery and equipment		5
Leasehold improvements		3-5
Capital leases		3-5

 Intangible assets
                                                													Net Book Value
                        Term          Cost  Amortization     1997       1996
 Product rights         5 years  $ 105,500   $  17,359   $  88,141  $ 95,708
 Goodwill               15 years    97,406         541      96,865         -
 Trademark              15 years    50,000         278      49,722         -
 Client list            15 years    50,000         278      49,722         -
 Training video         5 years    260,007     131,283     128,724   152,895
 Organization cost      5 years     17,261      14,825       2,436     5,691

                                  $580,174   $ 164,564    $415,610   $ 254,294

                      CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Notes to Consolidated Financial Statements
	March 31, 1997 and 1996


NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share

Earnings per share are calculated using a weighted average for common stock and common stock equivalents.

Cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit with banks.

Income taxes

The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $7,100,000 available to offset future federal and state income tax through 2010. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such benefit cannot be assured.

Computer software costs

The Company classifies the costs of planing, designing and establishing the technological feasibility of computer software product as software development costs and charges those costs to expense when incurred. Costs incurred for duplicating computer software from product masters, documentation and training materials and packaging costs are capitalized as inventory and charged to cost of sales when revenue is recognized. Costs of maintenance and customer support are charged to expense when costs are incurred.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period Actual results could differ from those estimates.

NOTE 2 -	INVENTORY

The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.
                        March 31,                       March 31,
                        1997                            1996

Finished goods  $       185,518                  $       83,881

	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Notes to Consolidated Financial Statements
	March 31, 1997 and 1996


NOTE 3 -	PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 1997 and 1996 are detailed in the following summary:

                                  Accumulated                Net Book Value
                         Cost     Depreciation    1997                 1996
Office furniture and
  fixtures      $       52,007   $  21,432     $  30,575  $  24,169
  Software              300,000      5,000       295,000          -
Machinery and
         equipment      177,487     59,697       117,790     45,063
Capital leases           26,877     19,853         7,024     20,378
Leasehold
 improvements           4,581          796         3,785      3,923

     Total      $       560,952  $ 106,778     $ 454,174  $  93,533

Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for March 31, 1997 and 1996 amounted to $41,549 and $31,887, respectively.

NOTE 4 -	STOCKHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue 500,000,000 shares of common stock, par value $.0001. Currently the Company has issued 13,117,841 shares of common stock.

During the period from April 1993 through March 1996 the Company issued 1,008,226 shares of common stock pursuant to a private placement. These shares were offered under Regulation S to non U.S. persons and can be exchanged for free trading stock within 40 days after the closing of the offering.

The Company continued the placement of Regulation S stock in the current year and issued 450,688 shares to non U.S. persons. The Company's plans are to continue placing stock through private placements to fund the growth requirements of the Company. As part of the private placement, the Company received $270,000 for the sale of 80,000 shares of common stock. The Company has accounted for the transaction as subscribed stock until the stock could be issued.

	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Notes to Consolidated Financial Statements
	March 31, 1997 and 1996


NOTE 5 -	RELATED PARTIES

Notes payable to related parties as of March 31, 1997 and 1996 are detailed in the following summary:
                                            1997                  1996

Note payable to CEO; due in monthly
 interest installments of $930 with an
 interest rate of 12%; due December 31,
 1998; unsecured; accrued interest of
 $65,903 is due at September 15, 1997   $   90,000          $     93,000

     Total related party notes payable      90,000                93,000

     Less: current portion                       -                     -

     Long-term portion                  $   90,000          $     93,000

Maturities of the related party notes payable are as follows:

Period ending March 31,	1998			$	90,000
                        1999                                 -

Total                                           $       90,000

NOTE 6 -	LONG-TERM DEBT

Notes payable as of March 31, 1997 and 1996 are detailed in the following summary:

                                                 1997                   1996

Note payable to a company; due in monthly
 installments of $3,244 which includes
 interest at 8%; due July, 1999, unsecured   $   80,367       $       111,537

     Total long-term debt                        80,367               111,537

     Less: current portion                      (33,533)              (30,963)

     Long-term portion                       $   46,834       $        80,574

	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Notes to Consolidated Financial Statements
	March 31, 1997 and 1996


NOTE 6 -	LONG-TERM DEBT (Continued)

Maturities of long-term debt are summarized below:

Period ending March 31, 	1998			$	33,533
                                1999                            36,316
                                2000                            10,518
                                2001                            -

                                Total                   $       80,367

NOTE 7 -	LEASES

All noncancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards Board Statement No. 13, "Accounting for Leases".

The following analysis represents property under capital lease at March 31, 1997 and 1996.

                                        1997                            1996

Equipment                        $       26,877          $       33,295
Less: accumulated depreciation          (19,853 )               (12,917 )

Net property under capital lease $        7,024          $       20,378

At March 31, 1997 the Company is liable under the terms of noncancelable leases for the following minimum lease commitments:
                                Capital                         Operating
                                Leases                          Leases
Period ended March 31,
                                1998    $       8,020                   83,186
                                1999            4,228                   82,673
                                2000            2,561                   86,799
                                2001            -                       91,137
                        later years             -                       62,737
        Total minimum lease payments            14,809
                         Less: interest          3,370
        Present value of net minimum
                        lease payment           14,809
                Less: current portion            6,004
            Capital lease obligations
                  payable long-term      $       8,805

Rental expense for the years ended March 31, 1997 and 1996 amounted to $86,094 and $90,305, respectively.

	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Notes to Consolidated Financial Statements
	March 31, 1997 and 1996


NOTE 8 -	CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

Cash flow information
                                March 31,                       March 31,
                                1997                            1996
Interest paid		$	24,230		$	21,197

Interest received       $        2,585          $            -

Income taxes paid       $          300          $          300

Non-cash investing and financing activities

For the years ending March 31, 1997 and 1996, the Company incurred the following non-cash investing and financing activities.

                                         March 31,                   March 31,
                                        1997                         1996

Capital lease obligations incurred	$	-     		$	6,418

Issuance of stock for services rendered $       1,100           $      30,000

Conversion of debt to equity            $       -               $     307,243

NOTE 9 -	FINANCIAL INSTRUMENTS

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company provides credit to its customers in the normal course of business. However, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The company places its temporary cash investments with high quality financial institutions. At times such investments may be in excess of the FDIC insurance limit.

NOTE 10 -	RIGHTS TO SOFTWARE PRODUCT

The Company obtained all the rights associated with the sexual harassment and OSHA compliance software through assuming third party debt associated with development of the product.

	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Notes to Consolidated Financial Statements
	March 31, 1997 and 1996


NOTE 11 -	ACQUISITIONS

On February 27, 1997, the Company established Chequemate Tele-Services, Inc.
(CTS) along with another individual and received fifty-one percent (51%) of the company. CTS then entered into an asset purchase agreement to acquire all of the assets of Quality Products Distribution, Inc. The assets consisted mainly of credit card processing software and certain intangibles.


NOTE 12 -	SUMMARY OF SELECTED FINANCIAL INFORMATION

The following is a summary of selected financial information for the years ended March 31, 1997, 1996 and 1995.
                                 1997          1996            1995

Other Financial Data:
  Working capital (deficit)  $(300,699)    $  (59,269)    $ (156,702)
  Property & equipment         454,174         93,533         95,572
  Total Assets               1,291,324        546,403        646,529
  Long-term debt               145,639        173,574        654,718
  Stockholders' equity (deficit)442,013       120,173       (387,933)
  Book value per share             .03            .01           (.04)
Other Information:
  Shares outstanding at period end 13,117,841 12,666,053  11,738,700
  Stockholders' of record (reported by
   stock transfer agent)          1,149           739            398
  Number of employees at period end  28            14             18

NOTE 13 -	COMMON STOCK OPTIONS

Effective May 17, 1995 the stockholders approved an Incentive Stock Option Plan granting to key employees options to purchase Company common stock over a ten year period, at the fair market value at time of grant. The aggregate number of common shares of the Company which may be granted under the plan is 800,000 shares. The plan expires on March 23, 2004.

	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Notes to Consolidated Financial Statements
	March 31, 1997 and 1996


NOTE 13 -	COMMON STOCK OPTIONS (Continued)

Activity regarding stock options is summarized as follows:

				Number of Shares
                                1997                    1996
Options Granted:
     Beginning of year		154,800			103,300
     Additional granted		200,000			31,500
     End of year		354,800			154,800

Options Exercised:
     Beginning of year                -                 -
     Additional exercised           100                 -
     Expired                          -                 -
     End of year                    100                 -

Options Outstanding at End of Year    -                 -

Option prices range from $6.25 to $7.00 per share. Options price for regional directors and executive officers is $3.50 per share.

The Company granted several stock options to various individuals for service performed or for future services. The option price for the services performed was stated at $5.00 per share on 14,000 shares. The option price granted on future services was the lower of the bid price or $7.50 per share on 100,000 shares.

NOTE 14 -	SUBSEQUENT EVENTS

In May of 1997, the Company formed the wholly-owned subsidiary Chequemate Third Dimension, Inc, (CTD). CTD then entered into an agreement to acquire technology relating to certain intellectual property from Advanced Technology Group, LLC. The agreement called for CMI to contribute to CTD three million dollars within sixty (60) days of signing. In addition, the agreement requires the Company to establish a non-qualified stock option for certain members of the LLC. The non-qualified stock option plan provides various individuals the option to acquire 2,500,000 shares of stock at a grant price of $0.01 per share.

NOTE 15 -	SHORT TERM DEBT

On February 27, 1997, the Company, through its subsidiary Chequemate Tele-Services, Inc. (CTS) purchased certain intangible assets (see
Note 11 - Acquisitions). As part of the purchase, the Company is obligated to pay $300,000 through monthly installments starting in June 1997 and ending in December 1997.

	CHEQUEMATE INTERNATIONAL, INC.
	(Formerly Automated Compliance & Training, Inc.)
	Notes to Consolidated Financial Statements
	March 31, 1997 and 1996


NOTE 16 -	RELATED PARTY TRANSACTIONS

The Company owes certain officers and directors royalties from the revenue of book sales. In addition, the Company owes a major shareholder royalties on active users of the Chequemate product. The total amount owing to these individuals as of March 31, 1997 was $19,413.00.

NOTE 17 -	MARKETING DEVELOPMENT AGREEMENT

In December, the Company entered into a venture with an individual to enhance and improve its marketing capacity as well to strengthen its in-house administrative capacity. The Company has incurred monthly expenses of approximately $10,000 on this venture. The alliance between the parties indicates that the individual will earn 50% of all net profits directly generated from revenues generate specifically and exclusively by this agreement. Upon termination of this alliance the specific revenues will revert back to the individual.

EXHIBIT B

	LICENSE AGREEMENT

This License Agreement (the "Agreement") is dated June _23_, 1997 and is by and between the following Parties:

ATG:		Advanced Technology Group, L.L.C.
459 West 9160 South
Sandy, UT 84070

CTD:		Chequemate Third Dimension, Inc.
57 West 200 South, Suite 350
Salt Lake City, UT 84101


RECITALS

WHEREAS, ATG and Chequemate International, Inc. ("CMI") have entered into an "Agreement Regarding Chequemate Third Dimension, Inc." effective
May 15, 1997 (hereinafter referred to as the "CMI Agreement") pursuant to which ATG agreed to enter into this Agreement with CTD.

WHEREAS, the Parties desire that ATG disclose to CTD the Realeyes
Technology known to ATG;

WHEREAS, the Parties desire that ATG license the Realeyes Intellectual Property to CTD in the area of 3D Effects Applications; and

WHEREAS, CTD shall pay a license fee and royalty to ATG.

NOW, THEREFORE, the Parties agree as follows:

SECTION 1  -  DEFINITIONS

"3D" shall mean three dimensional.

"2D" shall mean two dimensional.


"3D Effects Applications" shall mean methods, processes, applications, apparatus and products for electronically converting 2D video information or signals, regardless of the storage or transmission medium, to produce a simulated 3D picture or image. Without limiting the generality of the p receding sentence, the phrase "3D Effects Applications" includes, but is not limited to: methods, processes, applications, apparatus and products for pr oviding a simulated 3D visual environment from 2D information, data or signals; methods, processes, applications, apparatus and products for converting an entire 2D video image or signal to a simulated 3D format; methods, processes, applications, apparatus and products for converting 2D video from any standard source (e.g., NTSC, HDTV and similar or equivalent standards) to a 3D picture or image that is displayable on any standard CRT television or CRT projector; and methods, processes, applications, apparatus and products for converting
2D video information, data or signals to a simulated 3D image, picture or display utilizing time shifting, pixel shifting and/or frame delay techniques. The term "3D Effects Applications" shall not include methods, processes, applications, apparatus or products for producing 3D images, picture or displays from 3D video information. As used herein, the phrase "3D video information" refers to video information, data or signals captured through or with the use of specialized 3D multilens (e.g., stereoscopic) cameras.


"Other Applications" shall mean methods, processes, applications, apparatus and products other than 3D Effects Applications.

"3D Video Industry" means businesses and persons involved in the research, development or commercialization of methods, processes, applications, apparatus and/or products relating to 3D video images or to 3D Effects Applications.

"Realeyes Product" shall mean any and all 3D Effects Applications of ATG, in any and all stages of development, in the possession of ATG as of June 16, 1997.

"Realeyes Technology" shall mean any and all technology, inventions, technical information, computer programs (including source code and object code), scientific or technical data, know-how, research, developments, product plans, product information, product component information, product formulae, ideas, processes, designs, drawings, and works of authorship which are applicable to or in the area of any of the Realeyes Product and which are known to ATG or the Principals as of June 16, 1997.

"Realeyes Intellectual Property" shall mean any and all patent rights, trade secret rights, copyrights, trademarks, and other intellectual property under any and all state, federal and foreign laws in and to the Realeyes Product, Realeyes Technology and/or the Realeyes Proprietary Information.

"Improvements" shall mean any 3D Effects Applications and inventions in the area of 3D Effects Applications which are acquired, made or invented by ATG or any of the Principals after June 16, 1997, including any improvements which ATG or any of the Principals may make to the Realeyes Product after June 16, 1997.

"Improvements Intellectual Property" shall mean any and all patent rights, trade secret rights, copyrights, trademarks, and other intellectual property rights under any and all state, federal and foreign laws in and to the Improvements.

"Licensed Intellectual Property" shall mean Realeyes Intellectual Property and Improvements Intellectual Property which are owned or controlled by ATG.

"Realeyes Business Information" means any and all of ATG's business information, financial information, customer lists, supplier lists, marketing strategies and plans, and other information of ATG (but excluding Realeyes Technology) and which are known to ATG as of June 16, 1997.

"Realeyes Proprietary Information" shall mean any and all Realeyes Technology and Realeyes Business Information that is not generally known to the public or to others in the 3D Video Industry.

The "Principals" shall mean Bert Alvey, Andre Peterson, Jonathan Neville, Amber Davidson, Boyd Fenn, Stan Fenn, John Bartholemew, Loran Swensen, Jerry Coleman, Carlos Bullos, and Merl Prince.

"CTD Product" shall mean any and all 3D Effects Applications made, sold or commercialized by or for CTD or its sublicensees. "CTD Product" will also include any Realeyes Product made, sold or commercialized by CTD or its sublicensees.

"CTD Product unit" shall mean a CTD Product which includes any of the proprietary chip sets of the Realeyes Product or any successor chip set(s). If any such CTD Product unit has more than one remote control unit or more than two pair of shutterglasses, then the additional remote control units and additional shutterglasses shall not be deemed part of the CTD Product unit.

SECTION 2  -  LICENSE

2.1	Grant.  ATG hereby exclusively licenses to CTD any and all Licensed
Intellectual Property owned or controlled by ATG (the "License"). The scope and exclusivity of the License are limited to 3D Effects Applications. No rights or licenses to Other Applications are granted by ATG to CTD. If any of the intellectual property within the Licensed Intellectual Property licensed to CTD applies to 3D Effects Applications and to Other Applications, then such intellectual property is exclusively licensed under the License to CTD for 3D Effects Applications, but reserved by ATG (i.e., not included in the License) for Other Applications.

2.2	Worldwide and Perpetual.  The License is worldwide and perpetual, unless terminated for the failure of CTD to meet its royalty or other obligations under this License Agreement or for the failure of CMI to meet its obligations under the CMI Agreement. It is understood that although the License is characterized as perpetual, it will cease to include Licensed Intellectual Property as such Licensed Intellectual Property expires or terminates (e.g., when a patent expires at the end of its term).

2.3	Disclosure.  ATG will disclose (to the extent it has not already done
 so) to CTD all material Realeyes Technology and material ATG Business Information known to ATG or the Principals. This disclosure shall be made and facilitated through the Principals as consultants or employees of CTD. This disclosure will also include the transfer by ATG to CTD of ATG's prototypes, drawings, proprietary chips, and written documentation relating to the Realeyes Product.

2.4	Sublicenses.  CTD may grant sublicenses under the License, but CTD must ensure that the sublicensees respect this License Agreement.

2.5	Termination.  The License may be terminated at any time by ATG if CTD breaches its royalty obligations or other obligations under this Agreement or CMI breaches the CMI Agreement, and CTD or CMI (whichever is applicable) does not cure such breach within 30 of written notice thereof. Termination of the License shall not limit or affect the other legal and equitable remedies available to ATG for any breach by CTD or CMI. In addition, the License shall automatically be terminated in the event (a) CMI fails to make its scheduled capital contribution payments as provided in paragraphs 3.1 and 5.1 of the CMI Agreement; (b) CMI rescinds th transaction as provided in paragraph 5.2 of the CMI Agreement; or (c) there is a "Failure to Close" as defined in paragraph 14 of the CMI Agreement.

2.6	Effect of Termination.  Following termination of the License, ATG shall have no further obligation or liability under this Agreement, and CTD and its licensees and sublicensees shall have no rights under the License or this Agreement.

2.7	Reservation of Rights.  Rights not expressly granted to CTD under this Agreement are reserved by ATG.

SECTION 3  -  INTELLECTUAL PROPERTY

3.1	Third Party Infringement.  In the event of any infringement by a third party of any portion of the Licensed Intellectual Property, CTD shall promptly inform ATG of such infringement. Either Party, or the Parties acting together, shall have the right, at their own expense, to take all legitimate steps to halt such infringement. Subject to receiving advice from experienced patent counsel, either party may prosecute an infringement claim and may request the other party to become a party to the proceedings and to provide reasonable assistance, and the other party shall do so, provided that the requesting party agrees to reimburse the other party for costs and expenses the other party may incur at the requesting party's request. If successful, any recovery shall inure to the exclusive benefit of the party prosecuting the claim. If both CTD and ATG elect to prosecute the claim, CTD and ATG shall mutually cooperate and assist one another, share equally in the costs and expenses of prosecuting the claim, and share equally any recovery.

3.2	Control of Patent Applications and Patents.


 (a)	With respect to patent applications and patents licensed hereunder which claim any invention in the area of 3D Effects Applications invented by any employee of ATG or any of the Principals on or before June 16, 1997 the following shall apply: (a) such patent applications and patents will be owned by ATG and will be licensed to CTD as part of the License under this License Agreement, and (b) CTD will pay for all costs and expenses of such patent applications and patents incurred on or after June 16, 1997 (including the preparation, filing, prosecution, maintenance and enforcement thereof, and the attorneys' fees, patent agents' fees, and government fees incurred in connection therewith), (c) such patents and patent applications and the preparation, filing, prosecution, maintenance and enforcement thereof, shall be controlled by CMI and by legal counsel designated by CMI. The only relevant patent application or patent held by ATG or its Principals is the patent application identified in Exhibit A.
 ATG does not guarantee that CTD will be successful in obtaining a patent from such application.

(b)	After June 16, 1997, CTD shall have the right to have patent applications claiming the Realeyes Technology, Realeyes Products and/or Improvements filed in those countries where CTD in its sole discretion, deems advisable in view of its commercial operations. ATG and its Principals agree to execute or cause to be executed all documents necessary or desirable for the purpose of applying for and obtaining patents thereon. All such applications will be owned by ATG and will be licensed to CTD as part of the Licensed Intellectual Property under this License Agreement.
CTD shall control the prosecution of all such patent applications, but shall provide or cause to be provided to ATG a copy of all correspondence to and from the patent authorities relating to such patent applications, so as to afford ATG sufficient time to comment and advise. The costs associated with the preparation, filing and prosecution of such patent applications by CTD or at CTD's request, as well as the expense incurred by CTD or ATG in prosecuting and in obtaining and maintaining such applications and patents, shall be paid by CTD.

(c)	After June 16, 1997, ATG may, at ATG's expense and option, file patent applications directed to the Realeyes Technology and/or Improvements in any country in which CTD elects not to seek patent protection thereon, provided that all such patent applications filed by ATG shall be deemed to be included within the Licensed Intellectual Property and licensed to CTD hereunder without additional cost or expense. ATG shall advise CTD of the filing of each such patent application. CTD and its Principals shall execute or cause to be executed all documents necessary or desirable for the purpose of applying for and obtaining patents thereon. All such applications filed by ATG will be owned by ATG.

(d)	CTD shall have no right to control any patents or patent applications claiming inventions or subject matter outside the scope of 3D Effects Applications. This subsection (d) applies only to patents and patent applications under which rights are licensed to CTD under this Agreement. However, if a licensed patent or licensed patent application does not claim an invention or subject matter outside the scope of 3D Effects Applications, then CTD will control such patent or patent application as provided in (a),
(b) and (c) above.

SECTION 4  -  LICENSE FEE AND ROYALTY

4.1.	License Fee.  CTD shall pay to ATG the sum of $400,000 within fifteen
(15) days after CTD shall have received the proceeds from the sale of the first 10,000 units of the CTD Product (including units sold by CTD's licensees or sublicensees). CTD shall use reasonable efforts to achieve said sale of 10,000 units.


4.2 	Royalty.  CTD shall pay to ATG, in any month where more than 2,500 units of the CTD Product are sold by CTD and its licensees and sublicensees, 2% of the gross profits of CTD from (a) the sales proceeds received by CTD from the sale of the CTD Product units; (b) the sales proceeds received by CTD from the sale of the CTD proprietary chip sets to be installed in television sets; and (c) the royalties received from licensees and sublicensees of the Licensed Intellectual Property. This royalty shall be paid within 30 days of the end of each month. Gross profit shall be the net sales price of the units, less returns, and less cost of goods sold without any allocation of general and administrative overhead, determined in accordance with GAAP, applied on a consistent basis.


4.3	United States Dollars.  All references to "Dollars" or $ in this
Agreement mean dollars of the United States of America. All payments to ATG under this Agreement shall be in lawful money of the United States of America. To the extent that any sales proceeds or royalties on which the royalty payable to ATG is based are received by CTD in a form other than U.S. dollars, then a reasonable and current foreign exchange rate shall be used for conversion to U.S. dollars.

4.4	Taxes.  In the event that any taxes are payable on or are withheld from the license fee or royalties or other payments to ATG under this Agreement, then CTD shall pay such taxes and shall ensure that ATG receives the full amounts stated herein. This does not apply to ATG's incomes taxes.


4.5	Monthly Reports.  Within 30 days of the end of each month, CTD shall provide ATG with a written report stating the number of CTD Product units sold during the month.

4.6	Records.  CTD shall keep true and accurate records, files and books of account containing all the data reasonably required for the full computation and verification of the amounts to be paid hereunder, the information to be given in the reports and statements provided for herein, and any other normal and reasonable records necessary to verify and substantiate performance of CTD's hereunder. ATG, or its designated representative, shall have access to the books and records of CTD during normal business hours for the purpose of determining or confirming all billings and payments made hereunder, and verifying and substantiating the performance of CTD's obligations hereunder. CTD shall retain all such records, files and books of account for a period of at least five years after their preparation.

4.7	Interest.  Any payments under this Agreement not made by CTD in full when due shall thereafter bear interest on the unpaid balance (including accrued but unpaid interest) at the rate of one and one-half percent (1.5%) per month or the highest rate allowed by applicable law, whichever is lower.


SECTION 5 - WARRANTIES, DISCLAIMER, LIMITATION ON LIABILITY AND
INDEMNIFICATION


5.1	Warranty.  ATG warrants that as of the date of this Agreement it does not have actual knowledge that any Realeyes Product infringes any patent or intellectual property of a third party. The fact that ATG may use in a Realeyes Product a patented component that includes a patent marking shall not, in and of itself, constitute a breach of the foregoing warranty. ATG warrants that no third party has communicated to ATG any allegation of such infringement, except as disclosed on Exhibit C to this Agreement. Within five days of the execution of the License Agreement, ATG will give to CMI copies of any patent search results and other intellectual property investigations, if any, conducted by or for ATG relating to 3D Effects Applications. To the best of ATG's actual knowledge and belief, the licensed Realeyes Intellectual Property is not being infringed upon by any other person or entity. To the best of ATG's actual knowledge and belief, no event has occurred which permits, or upon the giving of notice or the passage of time would permit, revocation or termination of any of the Realeyes Intellectual Property prior to the expiration of its normal term. To the best of ATG's actual knowledge and belief, no event has occurred, either upon the giving of notice or the passage time, which invalidates or may invalidate any of the Realeyes Intellectual Property prior to the expiration of its normal term.
To the best of ATG's actual knowledge and belief, none of the Realeyes Intellectual Property is subject to any outstanding order, decree, judgement, stipulation, or agreement restricting the scope or use thereof.

5.2	Knowledge.  When any warranty or representation is made as to the
"knowledge," "knowledge and belief" or "actual knowledge" of ATG, the knowledge referred to shall be that of the Principals.

5.3	No Warranty of Noninfringement.  There is no express or implied warranty of noninfringement except as expressly stated above in Section 5.1.
  It is the responsibility of CTD to conduct such patent searches and intellectual property investigations in the United States and elsewhere as CTD deems appropriate. The risk of patent and intellectual property infringement is borne by CTD and its licensees and sublicensees. There is no guarantee or warranty of patentability.

5.4	Disclaimer.  ATG MAKES NO REPRESENTATION, WARRANTY OR GUARANTEE,
EXPRESS, IMPLIED OR BY OPERATION OF LAW, TO CTD OR CMI, NOT EXPRESSLY SET FORTH IN THIS AGREEMENT OR THE CMI AGREEMENT. ANY AND ALL IMPLIED WARRANTIES OF MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, AND NONINFRINGEMENT ARE DISCLAIMED AND EXCLUDED BY ATG.

5.5	Indemnification - By CTD.  Provided that all of the warrantees of
ATG are true and correct as of the date hereof and further provided that ATG has not materially breached this Agreement, CTD shall indemnify ATG and its directors, officers, shareholders, employees and representatives against, and hold them harmless from, any and all claims, liabilities, demands, damages, expenses and losses arising out of any use, sale or other disposition of any CTD Product made or sold by CTD or its licensee or sublicensee.

SECTION 6 - GENERAL PROVISIONS

6.1	Attorneys' Fees.  In the event of any litigation or arbitration between the Parties, the prevailing Party shall be entitled to recover from the nonprevailing Party any and all costs, including reasonable attorneys' fees, incurred by the prevailing Party. Such relief shall be in addition to any other relief, award or damages to which the prevailing Party may be entitled.


6.2	Severability.  In case any one or more of the provisions contained herein shall, for any reason, be held to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Agreement, and this Agreement shall be construed as if such invalid, illegal or unenforceable provision(s) had never been contained herein; provided that such invalid, illegal or unenforceable provision(s) shall first be curtailed, limited or eliminated to the extent necessary to remove such invalidity, illegality or unenforceability with respect to the applicable law as it shall then be applied.

6.3	Governing Law.  This Agreement shall be governed, construed and enforced in accordance with the laws of Utah. Any litigation or arbitration between the Parties relating to this Agreement or its subject matter shall be conducted exclusively in Utah.

6.4	Final Agreement.  This Agreement constitutes the final and complete agreement between the Parties concerning the subject matter of this Agreement and supersedes all prior agreements, understandings, negotiations, letters of intent and discussions, written or oral, between the Parties with respect thereto. Any modification, revision or amendment of this Agreement shall not be effective unless made in a writing executed by all of the affected Parties.

6.5	Waiver.  Any waiver of, or promise not to enforce, any right under this Agreement shall not be enforceable unless evidenced by a writing signed by the Party making said waiver or promise.

6.6	Headings.  The headings in this Agreement are for the purpose of convenience only and shall not limit, enlarge or affect any of the covenants, terms, conditions or provisions of this Agreement.

6.7	Language.  The language used in this Agreement shall be deemed to be the language chosen by the Parties to express their mutual intent, and no rule of strict construction shall be applied against any Party.

6.8	Notices.  All notices, requests, consents, demands and other communications under this Agreement must be in writing and shall be sent to the Parties at their addresses as set forth at the beginning of this Agreement, or to such other person and place as any Party may designate for itself by notice to the other Party.

6.9	Force Majeure.  No Party shall be liable to the other Party for any failure of (or delay in performance of) its obligations hereunder due to any cause or circumstance which is beyond its reasonable control including, but without limiting the generality of the foregoing, any such failure or delay that is caused by strike, lockout, labor shortage, unavailability of personnel, equipment or parts, fire, explosion, shipwreck, act of God or the public enemy, war, riot, interference by the military or governmental authorities, or compliance with the laws of the United States or with the laws or orders of any applicable government authority.

6.10	Assignments.  CTD has neither the right nor the power to assign this
Agreement or any rights hereunder without first obtaining the written consent of ATG. ATG shall not unreasonably withhold consent if the assignment is to a person or entity who delivers to ATG a written acceptance of this Agreement and CTD's obligations thereunder.

6.11	Relationships.  CTD is not a partner, joint venturer, agent or representative of ATG.

6.12 Export Act. CTD hereby warrants and certifies that no part of Realeyes Product, Realeyes Technology or Improvements shall be made available or exported by CTD or any of its licensees or sublicensee to any country in contravention of any law or regulation of the United States, including the Export Administration Act of 1979 and regulations relating thereto. This Agreement and ATG's obligations hereunder are subject to such laws and regulations.

6.13 Execution. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument. The individuals signing below represent that they are duly authorized to do so by and on behalf of the Party for whom they are signing.

6.14 Conflicts. To the extent that any provision of this Agreement conflicts with any rights or obligations of the parties hereto under the provisions of paragraphs 1 or 2 of the Restated Agreement Regarding Chequemate Third Dimension, Inc. (effective May 15, 1997), the provisions of this Agreement shall be controlling.

AGREED TO AND ACCEPTED BY:

Chequemate Third Dimension, Inc. ("CTD")

By:	__/s/ A. C. Alvey________________

Title:	__President_____________________

Advanced Technology Group, L.L.C. ("ATG")

By:	___Andre Peterson______________

Title:	___Member and Manager_________


licenR2.635

	EXHIBIT A

	PATENTS

U.S. Patent Application Ser. No.60/034149 (Provisional Application)

Title: "Method and System for Converting Two Dimensional Video imagery to Three Dimensional Video Imagery" or "Two Dimensional to Three Dimensional Stereoscopic Television Converter"

Filing Date:  December 27, 1996



1 This amount includes a payment of $17,174 in deferred compensation from previous fiscal years.
2 Includes shares which these individuals have the right to acquire within sixty days pursuant to options granted through May 31, 1997 in the following amounts; Harris 35,000; Redding 28,000; Butler 35,000; Popp 14,000, Summers 8,000, Coonradt 6,000 (Mr. Coonradt currently owns 1,000 shares).

3 Less than one percent  (1%).

	The accompanying notes are an integral part of these financial statements.

37



39



40



	The accompanying notes are an integral part of these financial statements.

41



48




License Agreement  -  Page 59

	See the accompanying notes and accountants' report.