Form 10QSB
period 1997-06-30
CHEQUEMATE INTERNATIONAL INC
filed 1997-08-20
CIK 850218

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarterly Period Ended: June 30, 1997

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 13,307,341

Transitional Small Business Disclosure Format:  YES      NO  X

                  PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements.                                   PAGE


ACCOUNTANTS' REPORT                                             6

UNAUDITED CONSOLIDATED BALANCE SHEETS                           7

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                 9

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                  10

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS            12


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL INFORMATION                                            18

LIQUIDITY AND CAPITAL RESOURCES                                19

RESULTS OF OPERATIONS                                          20


                   PART II - OTHER INFORMATION

ITEM 5. Other Information                                      20


ITEM 6. Exhibits and Reports on Form 8-K                       23

                  CHEQUEMATE INTERNATIONAL, INC.

                Consolidated Financial Statements

                 June 30, 1997 and March 31, 1997



                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Chequemate International, Inc,
Salt Lake City, Utah  84101


The accompanying consolidated balance sheets of Chequemate International Inc. , and it's subsidiaries as of June 30, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three months ended June 30, 1997 and 1996 were not audited by us and accordingly, we do not express an opinion on them.

The accompanying balance sheet as of March 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated June 14, 1997.

The financial statements presented were prepared in compliance with regulation S-X for form 10-QSB for the Securities and Exchange Commission and contain selected footnote disclosures. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



Jones, Jensen & Company
Salt Lake City, Utah
August 11, 1997
                  CHEQUEMATE INTERNATIONAL, INC.
                   Consolidated Balance Sheets

                              ASSETS

                                      June 30,                      March 31,
                                        1997                    1997
(Unaudited)

CURRENT ASSETS

  Cash                         $         1,714,112             $   165,536
  Accounts receivable - net of allowances
   of $5,710 and  $7,520                    34,450                  38,852
  Prepaid expenses                         125,253                   8,503
  Inventory                              1,238,799                 185,518

     Total Current Assets                3,112,614                 398,409

PROPERTY AND EQUIPMENT                     583,841                 454,174

OTHER ASSETS

  Rights to software product               562,913                 603,367
  Organization costs (Note 1)               17,261                  17,261
  Product license rights                 6,000,000                    -
  Less: Accumulated amortization          (269,169)               (205,018 )
  Note receivable                            7,310                   7,514
  Refundable deposits                        8,054                   8,053
  Investments in subsidiaries              103,000                   3,000

     Total Other Assets                  6,429,369                 434,177

     TOTAL ASSETS              $        10,125,824             $ 1,286,760


                  CHEQUEMATE INTERNATIONAL, INC.
                   Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                      June 30,                March 31,
                                        1997                    1997
                                      (Unaudited)

CURRENT LIABILITIES

  Accounts payable             $           744,450             $   174,865
  Accounts payable related party              -                     19,413
  Short-term debt                          275,000                 300,000
  Accrued expenses                          98,586                 103,552
  Income tax payable                           -                       400
  Accrued interest related party            65,903                  65,903
  Current portion related party (Note 3)       -                      -
  Current portion long-term debt             33,533                 33,533
  Current portion capital lease obligations   6,604                  6,004

     Total Current Liabilities            1,224,076                703,670

LONG-TERM LIABILITIES

  Long-term related party notes
   payable (Note 3)                         80,000                  90,000
  Long-term debt                            38,699                  46,834
  Capital lease obligations                  5,110                   8,805


     Total Liabilities                   1,347,885                849,309

STOCKHOLDERS' EQUITY

   Common stock, $.0001 par value (Note 2)   1,350                   1,312
   Subscribed stock (Note 2)             2,475,000                 270,000
   Minority Interest                       100,000                 100,000
   Capital in excess of par             14,326,960               7,235,501
   Retained deficit                     (8,125,371)             (7,169,362 )

     Total Stockholders' Equity          8,777,939                 437,451

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY     $        10,125,824             $ 1,286,760


                 CHEQUEMATE INTERNATIONAL INC.
              Consolidated Statements of Operations

                                   For the Three Months Ended
                                             June 30,
                                 1997                        1996

REVENUES           $            222,948            $         119,544

COST OF SALES                    67,094                       58,819

GROSS PROFIT                    155,854                       60,725

EXPENSES

  Selling expenses              305,949                       75,444
  General and administrative    813,745                      305,783
    Total Expenses            1,119,694                      381,227

OTHER INCOME (EXPENSE)

  Interest income                 3,851                            -
  Interest expense               (5,146)                      (6,465)

     Net Other Expense           (1,295)                      (6,465)

NET (LOSS) BEFORE INCOME TAXES (965,135)                    (326,967)

INCOME TAX PROVISION               -                             -

NET (LOSS)         $           (965,135) $                  (326,967)

(LOSS) PER SHARE                   (.07)                        (.03)

AVERAGE NUMBER OF SHARES OUTSTANDING 13,307,341            12,666,100


             CHEQUEMATE INTERNATIONAL, INC.
              Consolidated Statements of Cash Flows


                                         For the Three Months Ended
                                          June 30,                June 30,
                                          1997                     1996

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                  $           (965,135)        $    (326,967)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization            118,360                20,867
  (Increase) decrease in accounts receivable 4,402                18,070
  (Increase) decrease in inventory      (1,053,281)               (8,421)
  (Increase) decrease in prepaid expense  (116,750)                  498
  (Increase) decrease in deposits             -                    2,861
  Increase (decrease) in accounts payable  569,585               (11,036)
  Increase (decrease) short-term debt      (25,000)                 -
  Increase (decrease) in accrued expenses   (4,966)              (14,374)
  Increase (decrease) in accrued interest      -                    -
  Increase (decrease) in income taxes payable  400                  -

     NET CASH (USED) BY OPERATING ACTIVITIES (1,472,385)        (318,502)

CASH FLOWS FROM INVESTING ACTIVITIES

  Equipment purchase                      (154,309)               (5,621)
  Investment in subsidiary                (100,000)                  -

 NET CASH (USED) BY INVESTING ACTIVITIES  (254,309)               (5,621)

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                   -                       -
  Proceeds from subscribed stock         3,296,500               350,000
  Payments of capital leases                (3,095)                 -
  Payments of long-term debt               (18,135)               (5,572)
  Payment on office lease obligations          -                  (1,958)

NET CASH PROVIDED BY FINANCING ACTIVITIES 3,275,270              342,470

                  CHEQUEMATE INTERNATIONAL, INC.
              Consolidated Statements of Cash Flows


                                           For the Three Months Ended
                                                       June 30,
                                          1997                  1996

NET INCREASE IN CASH        $          1,548,576       $      18,347

CASH AT BEGINNING PERIOD                 165,536              30,378

CASH AT END OF PERIOD       $          1,714,112       $      48,725


                  CHEQUEMATE INTERNATIONAL, INC.
            Notes to Consolidated Financial Statements
                      June 30, 1997 and 1996

NOTE 1 -                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies reflect practices of the software sales and services industry and conform to generally accepted accounting principles. The following policies are considered to be significant:

       Principles of Consolidation

 The consolidated financial statements include the accounts of the Company and its subsidiaries Families in Focus, Inc., AC&T Direct, AC&T and Chequemate Tele-Services,Inc. All significant intercompany accounts and transactions have been eliminated.

       Revenue recognition

       Revenue is recognized upon an accrual basis upon deliver of the software of product. Revenue consists of software and product sales, license fees, and monthly service fees.

       Inventories

       Inventories are stated at the lower cost or market. Cost is determined by using the first-in, first-out method.

       Organization and reproduction costs

       Organization and production costs have been capitalized and amortized over five years using a straight line method. The total amortization of organizational and production costs for the three months ended June 30, 1997 and 1996 amounted to $102,656 and
       $14,440, respectively.

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

Depreciation for the three months ended June 30, 1997 and 1996 amounted to $15,704 and $8,281, respectively.

                  CHEQUEMATE INTERNATIONAL, INC.
            Notes to Consolidated Financial Statements
                      June 30, 1997 and 1996

NOTE 1 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Earnings per share

Earnings per share, which is calculated using a weighted average for common stock and common stock equivalents, has been retroactively restated to reflect the business combination between the Company and CHequemate International, Inc.

       Cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit with banks.

       Income taxes

The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss (NOL) carryforwards to offset future taxable income. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such benefit cannot be assured.

       Computer software costs

The Company classifies the costs of planing, designing and establishing the technological feasibility of a computer software product as software development costs and charges those costs to expense when incurred. Costs incurred for duplicating computer software from product masters, documentation and training materials and packaging costs are capitalized as inventory and charged to cost of sales when revenue is recognized. Costs of maintenance and customer support are charged to expense when costs are incurred.

       Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -            STOCKHOLDERS' EQUITY

The Company is authorized to issue 500,000,000 shares of common stock, par value $.0001. At June 30, 1997 and 1996 the Company has issued 13,496,841 and 12,666,100 shares of common stock, respectively.

The Company continued the placement of Regulation S stock to non U.S. persons. As part of the placement, the Company received $2,475,000 for the purchase of common stock which has not been issued. The Company has accounted for the transaction as subscribed stock until the stock could be issued.


                  CHEQUEMATE INTERNATIONAL, INC.
            Notes to Consolidated Financial Statements
                      June 30, 1997 and 1996

NOTE 3 -            RELATED PARTIES

Notes payable from related parties as of June 30, 1997 and 1996 are detailed in the following summary:
                                     1997                             1996

Note payable to CEO; due in monthly
interest installments of $930 with an
interest rate of 12%; due December 31,
1998; unsecured.          $         80,000                    $     93,000


Total related party notes payable   80,000                          93,000

Less: current portion                 -                                -

Long-term portion         $         80,000                    $     93,000


Maturities of the related party notes payable are as follows:

Period ending June 30, 1998                                $             -
                       1999                                          80,000

                      Total                                $         80,000

NOTE 4 -            COMMON STOCK OPTIONS

The Company granted several stock options to various individuals for service performed or for future services. The option price for the services performed was stated at $5.00 per share on 14,000 shares. The option price granted on future services was the lower of the bid price or $7.50 per share on 100,000 shares.

NOTE 5 -            ACQUISITIONS
On February 27, 1997, the Company established Chequemate Tele-Services, Inc.
(CTS) along with another individual and received fifty-one percent (51%) of the company. CTS then entered into an asset purchase agreement to acquire all of the assets of Quality Products Distribution, Inc. The assets consisted mainly of credit card processing software and certain intangibles.

NOTE 6 -            COMMON STOCK OPTIONS
Effective May 17, 1995 the stockholders approved in Incentive Stock Option Plan granting to key employees options to purchase Company common stock over a ten year period, at the fair market value at time of grant. The aggregate number of common shares of the Company which may be granted under the plan is 800,000 shares. The plan expires on March 23, 2004.





                  CHEQUEMATE INTERNATIONAL, INC.
            Notes to Consolidated Financial Statements
                      June 30, 1997 and 1996

NOTE 7-             ACQUISITION OF LICENSE AGREEMENT

In May of 1997 the Company received the exclusive rights to the Realeyes
Intellectual Property product.   In exchange for these exclusive rights the
Company granted stock options to various individuals. The stock options grant the individuals the option to purchase 2,000,000 shares of the Company's common stock at $0.01 per share. The options have a term of ten years.

In addition, the agreement provides for the payment of royalties associated with
this product.   The Company shall pay $400,000 following the sale and receipt
of funds associated with the first 10,000 units.   Thereafter the Company
would pay a 2% royalty on the gross profits of the product in any month where the units sold that month where the units sold that month exceeded 2,500 units.

The license rights have been valued based upon the difference between the exercise price of the options ($0.01) and the trading price of the common stock ($3.00). Due to the nature of the stock options it is assumed all options will be exercised. The Company has just begun production of the product and based upon current projections the value of the assets appears not to be impaired. Future actual results if different than current projections may impair the carrying value of the license rights.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

For more detailed financial information, please refer to the Unaudited Financial Statements for the periods of June 30, 1997 and March 31, 1997. A copy of these Financial Statements is attached to this Report.

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

       During the second quarter of fiscal 1998, the Company concluded its purchase of the worldwide license to the Realeyes 3D product. The developers of the technology had perfected a prototype unit, but were unable to fund further development and manufacturing of the product. CMI was positioned to provide capital to fund the purchase and initial manufacturing of the product. The Company raised $3,000,000 to fund initial production of the units and issued restricted stock to the members of the ATG, LLC for the license of the intellectual property and worldwide rights to manufacture and market the Realeyes 3D product and other related technologies. The Company was succesful in taking the prototype through the pre-production stage, and through initial manufactoring of the Realeyes product. Currently, the Company is producing marketable units and preparing to meet expected demand. The Company anticipates the need for additional capital to fund rapid growth and manufacturing and additional advancement of 3D technology.

Liquidity and Capital Resources

The unaudited fiancial statements, as of June 30, 1997, reflect current assets of $3,112,614 with current liabilities of $1,224,076. This represents positive working capital of $1,888,538. The current ratio for the three month period ended June 30, 1997, of current assets to current liabilities was 2.54 compared to .57 as of March 31, 1997. The increase in working capital is primarily due to the receipt of cash from sale of capital stock for the production of the Realeyes 3D product.

At June 30, 1997, long term liabilities were $123,809 compared to $145,639 as of March 31, 1997. This reduction reflects payments on related party notes payable and long term debt. These numbers reflect that the Company does not carry long term debt to fund business operations.


Stockholders equity as of June 30, 1997 has increased by $8,340,488 over the three month period from March 31, 1997 to June 30, 1997. The increase reflects the Capital contributions to fund pre-production runs and the initial inventory build-up requirements of the Realeyes 3D product.




Results of Operations

The unaudited financial statements, as of June 30, 1997, reflect the consolidated financial position of the Company and its subsidiary entities. March 31, 1997 totals have also been consolidated. As of June 30, 1997 the Company shows total gross revenue of $222,948 compared to $119,544 for the previous three month period ended June 30, 1996; an increase in gross revenue of $103,404.

Total expenses for the three month period ended June 30, 1997 increased by $738,467 when compared to the three month period ended June 30, 1996. The combination of increased revenue and increased expenses resulted in a net loss of $965,135 for the period ended June 30, 1997.

The loss for this three month period is mainly attributed to the inventory build up and pre-production expenses associated with the 3D product and purchase of the Realeyes product. The Company invested over $1,000,000 in inventory for the three month period ended June 30, 1997, and expects inventory expenses to increase through the initial inventory build-up of the Realeyes product.


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


Date of Sale         Title of Security        Amnt of Securities Offering Price
Nov-07-1994       Common Stock                  40,000               $2.50
Nov-22-1994       Common Stock                  20,000               $2.50
Dec-01-1994       Common Stock                   40,000              $2.50
Dec-21-1994       Common Stock                   40,000              $2.50
Dec-21-1994       Common Stock                   20,000              $2.50
Jan-06-1995        Common Stock                   60,000             $2.50
Feb-02-1995        Common Stock                  54,545              $2.75
Mar-02-1995       Common Stock                  60,000               $2.50
Apr-04-1995       Common Stock                   44,444              $3.375
May-11-1995      Common Stock                   42,857               $3.50
Jun-06-1995       Common Stock                    41,379             $3.625
Jun-29-1995       Common Stock                    41,379             $3.625
Aug-10-1995      Common Stock                  110,345               $3.625
Sep-06-1995      Common Stock                   160,000              $3.75
Dec-28-1995      Common Stock                    28,571              $3.50
Jan-16-1996       Common Stock                   14,285              $3.50
Jan-30-1996       Common Stock                   29,070              $3.44
Feb-23-1996       Common Stock                   27,548              $3.63
Mar-12-1996      Common Stock                    27,548              $3.63
Apr-02-1996       Common Stock                   27,548              $3.63
May-01-1996      Common Stock                    41,322              $3.63
May-31-1996      Common Stock                    28,571              $3.50
Jul-01-1996        Common Stock                  28,571              $3.50
Aug-01-1996      Common Stock                    29,630              $3.38
Aug-08-1996      Common Stock                    20,000              $3.25
                                                  2,500              $3.25
                                                 17,500              $3.25
Sep-04-96           Common Stock                 29,091              $3.44
Oct-02-96           Common Stock                 28,571              $3.50
Nov-13-1996      Common Stock                    29,586              $3.38
Nov-26-1996      Common Stock                    57,692              $3.38
Nov-29-1996      Common Stock                    73,964              $3.38
Jan-14-1997        Common Stock                   8,000              $2.50
Feb-14-1997        Common Stock                 100,000              $2.50
Apr-07-1997        Common Stock                  40,000              $2.50
Apr-22-1997        Common Stock                 200,000              $2.50
May-06-1997       Common Stock                   60,000              $2.50
May-28-1997       Common Stock                  180,000              $2.50
Jun-10-1997         Common Stock                285,714              $3.50
Jun-16-1997         Common Stock                296,296              $3.375


     P.T. Dolok Permai and Oxford International Asset Management, Inc. purchased substantial portions of the Regulation S stock for their own account. Such entities may have acted as underwriters with regard to other portions of the Regulation S shares which were sold as reflected in the foregoing table.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          (21) Subsidiaries of the Registrant
          AC&T Direct, Inc. :  Organized in the State of Utah
          Families in Focus, Inc. : Organized in the State of Utah Chequemate Teleservices, Inc.: Organized in the State of Utah Chequeamte Third Dimension, Inc.: Organized in the state of Utah

     (b) Reports on Form 8-K --  None

          On May 16, 1997 the registrant executed an agreement (the "ATG Agreement") to acquire the exclusive, worldwide and perpetual license to certain proprietary three dimensional video technology which has been developed under the name of Realeyes 3D Video (the "Realeyes Intellectual Property"). A copy of the ATG Agreement, excluding confidential or proprietary definitions and schedules, is attached as an Exhibit to this report. The Realeyes Intellectual Property is owned and licensed by Applied Technology Group, LC, a Utah limited liability company (hereafter "ATG"). The negotiation of the ATG transaction was approved by the Board of Directors of the registrant on March 7, 1997.

          Chequemate has formed a new wholly-owned subsidiary called
     Chequemate Third Dimension, Inc., which will manufacture and market the Realeyes product that incorporates the Realeyes Intellectual Property. The principal place of business of the new Chequemate subsidiary is at 57 West 200 South, Suite 350, Salt Lake City, Utah 84101. Its telephone number at this location is: (801) 322-1111.

          The revolutionary Realeyes product consists of a small VCR-size unit which digitizes a TV signal and converts it to 3-D. It can be used with any television in combination with signals from satellite receivers, cable feed, VCRs, laser disc players or video games. The Chequemate 3-D system can convert any TV signal to 3-D in either the NTSC format used in the United States, or the PAL format used abroad.

          A definitive license agreement setting forth the terms and conditions of the license is to be entered into by the June 16, 1997 closing date of the ATG transaction. The principle terms of the license agreement and of the other agreements of this transaction are included in the May 16th agreement. The parties have agreed to formalize by June
     16th certain proprietary information agreements and complete the details of the transaction as provided in paragraphs 12 and 13 of the ATG Agreement. The execution of these agreements is a precondition to the closing. No assurance can be given that all definitive agreements will be entered into. Further, the ATG Agreement grants Chequemate a due diligence period during which the registrant may rescind the transaction at its election. This due diligence period expires on July 26, 1997. Notwithstanding these contingencies, the management of Chequemate is optimistic that all necessary documentation of the transaction will be completed and conditions satisfied. Manufacture of a pre-production run of units by CTD has already begun.

          The ATG Agreement provides for the employment of Bert Alvey, the principal manager of ATG, and of Amber Davidson, the design engineer of the Realeyes product. As of the closing, the balance of the ATG owners will enter into consulting agreements with CTD. The assistance of the owners of ATG is deemed to be critical to the development and the marketing of the Realeyes product. At the closing, options for 2,000,020 shares of the registrant's common stock will be granted to the employees and consultants under the referenced agreements. The registrant will concurrently file a Form S-8 to register the options and any shares of stock issued pursuant to the options. The terms of the employment and consulting agreements also provide for lockup provisions that preclude each of the shareholders from selling more than twenty-five percent of their shares in any of the first four six-month periods following the closing. These agreements further provide for the grant of performance options. These options will vest as certain sales levels of the Realeyes products are achieved (see the vesting schedule set forth in paragraph 3.3.1.2 of the ATG Agreement, at page 11 of 28 hereof).
                           SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 19, 1997           By:        /s/ Greg L. Popp
                                 Greg L. Popp, Secretary/VP Operations


Dated: August 19, 1997           By:      /s/  John Garrett
                                John Garrett, C.F.O.