Form 10QSB
period 1997-09-30
CHEQUEMATE INTERNATIONAL INC
filed 1997-11-18
CIK 850218

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549


FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 1997

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 13,655,412

Transitional Small Business Disclosure Format:  YES      NO  X




TABLE OF CONTENTS


PART I: FINANCIAL STATEMENTS

ITEM 1.  Financial Statements                                    PAGE

ACCOUNTANTS' REPORT                                             6

UNAUDITED CONSOLIDATED BALANCE SHEETS                           7

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                 8

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                  9

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS            11


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL INFORMATION                                             15

LIQUIDITY AND CAPITAL RESOURCES                                  16

RESULTS OF OPERATIONS                                            17


PART II - OTHER INFORMATION

ITEM 5. Other Information                                        17


ITEM 6. Exhibits and Reports on Form 8-K                         22





	CHEQUEMATE INTERNATIONAL, INC.

	Consolidated Financial Statements

	September 30, 1997 and March 31, 1997






	C O N T E N T S


Independent Auditors' Report                                       3

Unaudited Consolidated Balance Sheets                              4

Unaudited Consolidated Statements of Operations                    6

Unaudited Consolidated Statements of Cash Flows                    7

Notes to Consolidated Financial Statements                         9






	INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Chequemate International, Inc,
Salt Lake City, Utah  84101


The accompanying consolidated balance sheets of Chequemate International Inc., and it's subsidiaries as of September 30, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six months ended September 30, 1997 and 1996 were not audited by us and accordingly, we do not express an opinion on them.

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



Jones, Jensen & Company
Salt Lake City, Utah
November 11, 1997

	CHEQUEMATE INTERNATIONAL, INC.
	Consolidated Balance Sheets

	ASSETS

                       			           September 30,            March 31,
				                                    1997                     1997
				                                  (Unaudited)
CURRENT ASSETS

  Cash                          $       740,351         $       165,536
  Accounts receivable - net of allowances
   of $69,525 and  $7,520                33,049                  38,852
  Prepaid expenses                      130,549                   8,503
  Inventory                           2,864,848                 185,518

     Total Current Assets             3,768,797                 398,409

PROPERTY AND EQUIPMENT                  626,050                 454,174

OTHER ASSETS
  Rights to software product            562,913                 603,367
  Organization costs (Note 1)            17,261                  17,261
  Product license rights              6,000,000                       -
  Less: Accumulated amortization       (402,374)               (205,018)
  Note receivable                             -                   7,514
  Refundable deposits                     8,054                   8,053
  Investments in subsidiaries           103,000                   3,000

     Total Other Assets               6,288,854                 434,177

     TOTAL ASSETS            $       10,683,701              $1,286,760

	CHEQUEMATE INTERNATIONAL, INC.
	Consolidated Balance Sheets


	LIABILITIES AND STOCKHOLDERS' EQUITY

                                  			September 30,           March 31,
				                                    1997                    1997
			                                  	(Unaudited)
CURRENT LIABILITIES

  Accounts payable                  $  1,396,692             $  174,865
  Accounts payable-related party               -                 19,413
  Short-term debt                        225,000                300,000
  Accrued expenses                        76,473                103,552
  Income tax payable                           -                    400
  Accrued interest related party          65,903                 65,903
  Current portion related party (Note 3)       -                      -
  Current portion long-term debt           8,499                 33,533
  Current portion capital lease obligation 4,808                  6,004

     Total Current Liabilities         1,777,375                703,670

LONG-TERM LIABILITIES

  Long-term related party notes
   payable (Note 3)                       80,000                 90,000
  Long-term debt                          38,699                 46,834
  Capital lease obligations                5,110                  8,805

     Total Liabilities                 1,901,184                849,309

STOCKHOLDERS' EQUITY

   Common stock, $.0001 par value (Note 2) 1,366                  1,312
   Subscribed stock (Note 2)           3,473,000                270,000
   Minority Interest                     100,000                100,000
   Capital in excess of par           14,392,836              7,235,501
   Retained deficit                   (9,184,685)            (7,169,362)

     Total Stockholders' Equity        8,782,517                437,451

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY    $       10,683,701      $       1,286,760


	CHEQUEMATE INTERNATIONAL, INC.
	Consolidated Statements of Operations
(Unaudited)

             		     For the Three Months Ended      For the Six Months Ended
		                        September 30,                   September 30,
			                       1997            1996          1997       1996

REVENUES        $       371,144         $ 128,037    $ 594,093   $ 247,581

COST OF SALES           131,725            78,734      198,819     137,553

GROSS PROFIT            239,419            49,303      395,274     110,028

EXPENSES
  Selling expenses      380,897           118,944      686,846     194,388
  General and administrative 849,519      311,493    1,663,264     617,276

     Total Expenses   1,230,416           430,437    2,350,110     811,664

OTHER INCOME (EXPENSE)

  Interest expense       (6,378)           (4,939)    (11,524)     (11,404)
  Interest income         9,062               950      12,913          950

Net Other Expense         2,684            (3,989)      1,389      (10,454)

NET (LOSS) BEFORE
 INCOME TAXES          (988,313)         (385,123) (1,953,447)    (712,090)

INCOME TAX PROVISION          -               200           -          200

NET (LOSS)      $      (988,313)       $ (385,323)$(1,953,447)  $ (712,290)

(LOSS) PER SHARE           (.07)             (.03)       (.14)        (.06)

AVERAGE NUMBER OF
 SHARES OUTSTANDING  13,655,412        12,777,403  13,655,412   12,777,403

CHEQUEMATE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)



                                       						       For the Six Months Ended
                                                           September 30,
                                                    				1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                        $ (1,953,447)  $ (641,290)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                          273,736       43,817
  Non-cash expense                                             -          292
  Allowance for obsolete inventory                          -            -
  (Increase) decrease in accounts receivable               5,803       (6,265)
  (Increase) decrease in inventory                    (2,679,330)     (26,919 )
  (Increase) decrease in prepaid expense                (122,046)       3,644
  (Increase) decrease in deposits                              -        2,862
  Increase (decrease) in accounts payable              1,221,827       22,917
  Increase (decrease) short-term debt                    (75,000)      (9,976)
  Increase (decrease) in accrued expenses                (27,079)         -
  Increase (decrease) in income taxes payable               (400)         -
  Increase (decrease) in notes receivable                  7,514          -

     NET CASH (USED) BY OPERATING ACTIVITIES          (3,348,422)    (610,918)

CASH FLOWS FROM INVESTING ACTIVITIES

  Equipment purchase                                    (189,038)      (9,956)
  Investments in subsidiaries                           (100,000)         -
  Product License rights                              (6,000,000)         -

     NET CASH (USED) BY INVESTING ACTIVITIES          (6,289,038)      (9,956)

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                             7,057,335      500,000
  Proceeds from subscribed stock                       3,203,000      301,000
  Payments of capital leases                              (4,891)           -
  Payments of long-term debt                             (43,169)     (27,124)
  Payment on office lease obligations                          -       (1,958)

     NET CASH PROVIDED BY FINANCING ACTIVITIES        10,212,275      771,918

	CHEQUEMATE INTERNATIONAL, INC.
	Consolidated Statements of Cash Flows
(Unaudited)

					   For the Six Months Ended
						 September 30,
					  1997                 1996

NET INCREASE IN CASH    $                574,815            $ 151,044

CASH AT BEGINNING PERIOD                 165,536               30,380

CASH AT END OF PERIOD   $                740,351            $ 181,424


	CHEQUEMATE INTERNATIONAL, INC.
	Notes to Consolidated Financial Statements
	September 30, 1997 and 1996

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies reflect practices of the software sales and services industry and conform to generally accepted accounting principles. The following policies are considered to be significant:

Principles ofConsolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries Families in Focus, Inc., AC&T Direct, AC&T and Chequemate Tele-Services, Inc. All significant intercompany accounts and transactions have been eliminated.

Revenue recognition
Revenue is recognized upon an accrual basis upon deliver of the software of product. Revenue consists of software and product sales, license fees, and monthly service fees.

Inventories
Inventories are stated at the lower cost or market. Cost is determined by using the first-in, first-out method.

Organization and reproduction costs
Organization and production costs have been capitalized and amortized over five years using a straight line method. The total amortization of organizational and production costs for the six months ended September
30, 1997 and 1996 amounted to $233,077 and $28,880, respectively.

Property and equipment
Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

	Years
Office equipment                5
Office furniture                5-7
Machinery and equipment         5
Leasehold improvements          3-5
Capital leases          3-5

Depreciation for the six months ended September 30, 1997 and 1996 amounted to $40,659 and $14,937, respectively.

	CHEQUEMATE INTERNATIONAL, INC.
	Notes to Consolidated Financial Statements
	September 30, 1997 and 1996

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

NOTE 2 -        STOCKHOLDERS' EQUITY

The Company is authorized to issue 500,000,000 shares of common stock, par value $.0001. At September 30, 1997 and 1996 the Company has issued 13,655,412 and 12,805,953 shares of common stock, respectively.

The Company continued the placement of Regulation S stock to non U.S. persons. As part of the placement, the Company received $3,473,000 for the purchase of common stock which has not been issued. The Company has accounted for the transaction as subscribed stock until the stock could be issued.



	CHEQUEMATE INTERNATIONAL, INC.
	Notes to Consolidated Financial Statements
	September 30, 1997 and 1996

NOTE 3 -        RELATED PARTIES

Notes payable from related parties as of September 30, 1997 and 1996 are detailed in the following summary:
	                                                1997          1996

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


CHEQUEMATE INTERNATIONAL, INC.
	Notes to Consolidated Financial Statements
	September 30, 1997 and 1996

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



PART I - FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

For more detailed financial information, please refer to the Unaudited Financial Statements for the periods of September 30, 1997 and March 31, 1997. A copy of these Financial Statements is attached to this Report.

The Company and its subsidiaries have faced a variety of opportunities and challenges during fiscal 1997. The acquisition of the world wide license to the C-3D product, and the overwhelming initial response to the product has caused the Company to re-evaluate the strategic plans and mission. The following summary outlines the new focus of the Company on its developing competency in computer technologies, and emphasis on the initial marketing and promotion of the C-3D Imaging System, the Chequemate Financial Manager and the Web Dynamics product.

Executive Summary

The Mission
"To take workable ideas in the fields of finance, communications and entertainment and transform them into viable market opportunities through the use of state-of-the-art computer technologies."


The Industries
Finance, Communications & Technology

The Products
C-3D Digital Imaging System - Entertainment Industry
Chequemate Financial Manager - Financial Industry
Web Dynamics - Communications Industry


Company Profile

Chequemate International, Inc. (CMI) imagined a world where state-of-the-art computer technologies could create breakthrough products in the fields of finance, communications and entertainment - and then set about making it a reality. Every product produced, every service provided, reflects that vision. What began as a vision of new technology, has developed into state-of-the-art financial tools, Internet web sites and 3-D television. As a result, CMI is one of the most promising businesses in today's market


Product Profile

Entertainment: C-3D Imaging System.

With the acquisition of Advanced Technology Group, LLC. (ATG) in April 1997, CMI established Chequemate Technologies, Inc., a wholly owned subsidiary dedicated to the commercialization of breakthrough technologies in the entertainment industry. ATG was the developer of two dimensional to three dimensional conversion and enhancements to 3-D television, which is currently being manufactured and marketed under the name C-3D.


C-3D's digital image offset process yields several remarkable results. First, C-3D adds depth to normally flat two dimensional television images by converting them from 2-D to 3-D all in real time. Depth turns the two-dimensional television screen into a three-dimensional window, allowing for a more true-to-life viewing experience. Additionally, C-3D sharpens and enhances a television's original picture by digitizing the analog signal. Perhaps, the most exciting result of CMI's C-3D unit is the ability 3-D images
(images shot with two cameras) actually "jumping out" of the television screen.

This revolutionary product may be connected to any television and is capable of receiving signals from any source, including cable TV, satellite receivers, VCR's, laser disc players and video games.


Finance: Chequemate Financial Manager (CFM)

The Company bases its financial programs on The Four T's - track, target, trim and train. Through its patented FastrakTM System, the Company provides a method to quickly and easily track spending and income, generating monthly financial reports that pinpoint exactly all sources of income and where each penny was spent. Targets, or goals, are then set based on actual spending information, providing the means and motivation to trim unnecessary expenditures. Finally, the Company offers educational and training seminars that build positive spending and money-management habits, a necessity for long-term financial success.

The Chequemate Financial Manager (CFM) program combines the Fastrak System, a third party bill paying source and a customized financial analysis. CFM represents a means to not only get out of debt (in less than 10 years in most cases, including a mortgage), but to stay out of debt permanently.
The CFM program provides simple, but powerful tools to assist individuals and families in achieving freedom from debt, establishment of financial goals, control of financial resources, and realization of financial freedom.


 Communication: Web Dynamics.

In a joint venture with HoliCow, Inc., CMI, doing business as Web Dynamics, designs and develops interactive Internet web sites for the financial professional. This venture provides an interactive dynamic web presence that is updated daily and that changes content each time the site is accessed. Content includes a series of financial calculators, weekly NASD-approved articles on financial topics, Internet links tailored to customers' interests, and customized services offered by the business professional. The Web Dyanmics program allows the professional to maintain constant communication with customers by enticing them to visit the site again and again.


Customer Profile

Entertainment - C-3D Digital Imaging System

The C-3D Digital Imaging System has a national client base of distributors, wholesalers and retailers. The national distributor base consists of fifteen companies stationed in geographical areas across the United States.

Distributors are also in place for Singapore, South America and Canada. Current negotiations with distributors will open channels in Europe and other Asian countries as well as Mexico and Australia.

Finance - CFM

The CFM program is distributed through a network of CMI independent representatives, Financial Planners, CPA's, Independent Insurance Agents, and over the CMI website. Currently, CMI representatives are located in 19 States ranging from Hawaii to Florida, and number more than 275. The CFM program is also represented on a weekly radio show called Principles with Promise.

National Insurance and financial services firms such as ORBA Financial, Comprehensive, and Bell Fidelity also represent the CFM program. Agents of these national firms can market and represent the CFM program as part of alliance agreements between Chequemate and these organizations. These firms represent clients such as the California State Small Business Association, the California State Fraternal Order of Police, and various railroad companies located in the Western United States.

Communications - Web Dynamics

The financial planning firms listed above are currently representing the Web Dynamics product to their base of over 3,000 independent financial planners and insurance agents. The Web Dynamics product is filling an industry need to create a paperless system.

The Web Dynamics program was featured at the technology forum for the IAFP (International Association of Financial Planners), and several national firms are discussing development contracts for the creation of Internet and Extranet programs.


Establishing and Sustaining a Competitive Advantage

CMI has developed core competencies in computer technologies. Through state-of-the-art digital, Internet, Intranet and money management programming, CMI has produced products that push the edge of computer technology to a new level.

Looking ahead, we see great opportunities as we focus on our core competencies. Our challenge will be to execute well on our strategies in each of the three industries of focus, with timely delivery of innovative, high-quality products, services, and technologies to our customers.

Chequemate anticipates forming strategic alliances with key corporations in the three industries of focus to handle continued research and development and implementation of marketing plans and sales. At the same time, CMI will invest in increasing our name and market awareness, as we did this year, through national media and print advertising.


Liquidity and Capital Resources

The unaudited financial statements, as of September 30, 1997, reflect current assets of $3,768,797 with current liabilities of $1,777,375. This represents positive working capital of $1,991,422. The current ratio for the six month period ended September 30, 1997, of current assets to current liabilities was
2.12 compared to .65 as of March 31, 1997. The increase in working capital is primarily due to the receipt of cash from sale of capital stock for the production of the C-3D product and from the result

At September 30, 1997, long-term liabilities were $123,809 compared to $145,639 as of March 31, 1997. This reduction reflects continued payments on related party notes payable and long term debt. These numbers reflect that the Company does not carry long term debt to fund business operations.


Stockholders equity as of September 30, 1997 has increased to $8,782,571 over the six month period from March 31, 1997 to September 30, 1997. The increase reflects the Capital contributions to fund pre-production runs and the initial inventory build-up requirements of the C-3D product.


Results of Operations

The unaudited financial statements, as of September 30, 1997, reflect the consolidated financial position of the Company and its subsidiary entities. March 31, 1997 totals have also been consolidated. For the six month period ending September 30, 1997, the Company shows total gross revenue of $594,093 compared to $247,581 for the previous six month period ended
September 30, 1996; an increase in gross revenue of $346,512.

Total expenses for the six month period ended September 30, 1997 increased to $2,350,110. The increase in expense is attributed to the increase in the marketing and national ad campaign for the C-3D product. The combination of increased revenue and increased expenses resulted in a net loss of $988,313 for the period ended September 30, 1997.

The loss for this six month period is mainly attributed to the pre-production, national ad campaign and promotional expenses associated with the C-3D product and purchase of the world wide license. The Company invested over $1,000,000 in pre-production, marketing, ad campaign and promotional activities for the six month period ended September 30, 1997, and expects these expenses to continue to increase through the early adopters stage of the C-3D product.


PART II - OTHER INFORMATION

Item 5.  Other Information

At the regular scheduled Annual Shareholder's Meeting held August 9, 1996 at the Registrant's corporate headquarters in Salt Lake City, Utah, an Amendment to the Articles of Incorporation of the Registrant to change the name Automated Compliance & Training, Inc., to Chequemate International, Inc.
was presented for a vote with an affirmative vote of at least a majority needed to effect the Amendment. The Amendment was passed with an effective date of September 1, 1996 on the affirmative vote of 9,147,042 shares.

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

(c) Purchasers purchased the shares for their own accounts and not on behalf of any U.S. person; the sales had not been pre-arranged with a purchaser in the U.S.; and all offers and resells of the securities were only made in compliance with the provisions of Regulation S.

(d) The Purchasers were not entities organized under foreign law by a U.S. person, as defined in Regulation S Rule 902(o), for the purpose of investing in unregistered securities, unless the Purchasers were organized and owned by accredited investors, as defined in Regulation D, Rule 501(a), who are not natural persons, estates or trusts.

(e) The transactions were not purchases pursuant to a fiduciary account where a U.S. person, as defined in Regulation S Rule 902(o), had discretion to make investment decisions for the account.

(f) To the knowledge of the Registrant, all offers and sales of the Regulation S shares by Purchasers prior to the expiration of a 40-day restricted period were only to be made in compliance with the safe harbor contained in Regulation S, pursuant to registration of securities under the 1933 Act, or pursuant to an exemption from registration. All offers and sales after the expiration of the restricted period were to be made only pursuant to such a registration or to such exemption from registration. The

(g) All offering documents received by Purchasers included statements to the effect that the shares had not been registered under the 1933 Act and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the 1933 Act or an exemption from the registration requirements was available.


(h) The Purchasers acknowledged that the purchase of the shares involved a high degree of risk and further acknowledged that they could bear the economic risk of the purchase of the shares, including the total loss of their investment.

(i) The Purchasers understood that the shares were being offered and sold to them in reliance on specific exemptions from the registration requirements of United States Federal and State securities laws and that the Registrant was relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgments and understandings of the Purchasers set forth in the subscription agreements in order to determine the applicability of such exemptions and the suitability of the Purchasers to a



Date of Sale

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




Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

	  (21) Subsidiaries of the Registrant
	  AC&T Direct, Inc. :  Organized in the State of Utah
	  Families in Focus, Inc. : Organized in the State of Utah Chequemate Teleservices, Inc.: Organized in the State of Utah Chequemate Third Dimension, Inc.: Organized in the state of Utah


     (b) Reports on Form 8-K

On May 16, 1997 the registrant executed an agreement (the "ATG Agreement") to acquire the exclusive, worldwide and perpetual license to certain proprietary three dimensional video technology which has been developed under the name of C-3D Video (the "C-3D Intellectual Property"). A copy of the ATG Agreement, excluding confidential or proprietary definitions and schedules, is attached as an Exhibit to this report. The C-3D Intellectual Property is owned and licensed by Applied Technology Group, LC, a Utah

Chequemate has formed a new wholly-owned subsidiary called Chequemate Third Dimension, Inc., which will manufacture and market the C-3D product that incorporates the C-3D Intellectual Property. The principal place of business of the new Chequemate subsidiary is at 57 West 200 South, Suite 350,
Salt Lake City, Utah 84101.  Its telephone number at this location is:
(801) 322-1111.

The revolutionary Realeyes product consists of a small VCR-size unit which digitizes a TV signal and converts it to 3-D. It can be used with any television in combination with signals from satellite receivers, cable feed, VCRs, laser disc players or video games. The C3-D system can convert any TV signal to 3-D in either the NTSC format used in the United States, or the PAL format used abroad.


A definitive license agreement setting forth the terms and conditions of the license was entered into on the June 16, 1997 (closing date of the ATG transaction). The principle terms of the license agreement and of the other agreements of this transaction are included in the May 16th agreement. The parties agreed to formalize by June 16th certain proprietary information agreements and complete the details of the transaction as provided in paragraphs 12 and 13 of the ATG Agreement. The execution of those a

The ATG Agreement provides for the employment of Bert Alvey, the principal manager of ATG, and of Amber Davidson, the design engineer of the C3-D product. The balance of the ATG owners entered into consulting agreements with CTD which expired October 1997. The assistance of the owners of ATG is deemed to be critical to the development and the marketing of the C-3D product. Options for 2,000,020 shares of the registrant's common stock were granted to the employees and consultants under the referenced agre ued pursuant to the options. The terms of the employment and consulting agreements also provide for lockup provisions that preclude each of the shareholders from selling more than twenty-five percent of their shares in any of the first four six-month periods following the closing. These agreements further provide for a grant of performance options, which as of this date have not been issued. These options will vest as certain sales levels of the C-3D products are achieved (see the vesting schedule set forth in paragraph 3.3.1.2 of the ATG Agreement, at page 11of 28).


SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November 14, 1997                        By:

		Greg L. Popp, Secretary


Dated: November 14, 1997                        By:
		John Garrett, C.F.O.


	See the accompanying notes and accountants' report.

25



11



12



15