Form 10QSB
period 1997-12-31
CHEQUEMATE INTERNATIONAL INC
filed 1998-03-03
CIK 850218

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549


FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: December 31, 1997

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 13,794,983

Transitional Small Business Disclosure Format:  YES      NO  X




TABLE OF CONTENTS


PART I: FINANCIAL STATEMENTS

ITEM 1.  Financial Statements                                    PAGE

ACCOUNTANTS' REPORT                                             5

UNAUDITED CONSOLIDATED BALANCE SHEETS                          6

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                 7

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                  8

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS            10


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL INFORMATION                                             15

LIQUIDITY AND CAPITAL RESOURCES                                  16

RESULTS OF OPERATIONS                                            17


PART II - OTHER INFORMATION

ITEM 5. Other Information                                        17


ITEM 6. Exhibits and Reports on Form 8-K                         22










                  CHEQUEMATE INTERNATIONAL, INC.

                Consolidated Financial Statements

               December 31, 1997 and March 31, 1997




                         C O N T E N T S


Independent Accountants' . . . . . . . . . . . . . . . . . .    3

Consolidated Balance Sheets  . . . . . . . . . . . . . . . .    4

Consolidated Statements of Operations. . . . . . . . . . . .    6

Consolidated Statements of Cash Flows. . . . . . . . . . . .    7

Notes to Consolidated Financial Statements . . . . . . . . .    9





                 INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Chequemate International, Inc,
Salt Lake City, Utah  84101


The accompanying consolidated balance sheet of Chequemate International, Inc., and it's subsidiaries as of December 31, 1997 and the related consolidated statements of operations, and cash flows for the nine months ended December 31, 1997 and 1996 were not audited by us and accordingly, we do not express an opinion on them.

The accompanying balance sheet of Chequemate International, Inc. as of March 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated June 14, 1997.

The financial statements presented were prepared in compliance with regulation S-X for Form 10-QSB for the Securities and Exchange Commission and contain selected footnote disclosures. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



Jones, Jensen & Company
Salt Lake City, Utah
February 12, 1998

                  CHEQUEMATE INTERNATIONAL, INC.
                   Consolidated Balance Sheets

                              ASSETS

                                         December 31,            March 31,
                                             1997                  1997
                                         (Unaudited)

CURRENT ASSETS

  Cash                                   $ 28,788              $ 165,536
  Accounts receivable - net of allowances
   of $4,925 and $1,775                   144,529                 38,852
  Prepaid expenses                         71,689                  8,503
  Inventory                             2,865,509                185,518

     Total Current Assets               3,110,515                398,409

PROPERTY AND EQUIPMENT                    322,636                454,174

OTHER ASSETS

  Rights to software product              365,507                603,367
  Organization costs (Note 1)              17,261                 17,261
  Product license rights                6,000,000                    -
  Less: Accumulated amortization         (477,246)              (205,018)
  Note receivable                            -                     7,514
  Refundable deposits                       8,054                  8,053
  Investments in subsidiaries             103,000                  3,000

     Total Other Assets                 6,016,576                434,177

TOTAL ASSETS                      $     9,449,727        $     1,286,760

                CHEQUEMATE INTERNATIONAL, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                        December 31,            March 31,
                                             1997                 1997
                                           (Unaudited)

CURRENT LIABILITIES

  Accounts payable                      $ 1,552,240      $     174,865
  Accounts payable related party              -                 19,413
  Short-term debt                             -                300,000
  Accrued expenses                           51,798            103,552
  Income tax payable                          -                    400
  Accrued interest related party             65,903             65,903
  Current portion long-term debt              8,499             33,533
  Current portion capital lease obligations   4,808              6,004

     Total Current Liabilities            1,683,248            703,670

LONG-TERM LIABILITIES

  Long-term related party notes
   payable (Note 3)                          52,908             90,000
  Long-term debt                             33,037             46,834
  Capital lease obligations                   3,967              8,805

     Total Long-Term Liabilities             89,912            145,639

     Total Liabilities                    1,773,160            849,309

STOCKHOLDERS' EQUITY

   Common stock, $.0001 par value (Note 2)    1,380              1,312
   Subscribed stock (Note 2)              3,473,000            270,000
   Minority Interest                          -                100,000
   Capital in excess of par              14,507,306          7,235,501
   Retained deficit                     (10,305,119)        (7,169,362)

     Total Stockholders' Equity           7,676,567            437,451

     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY        $     9,449,727    $     1,286,760

                   CHEQUEMATE INTERNATIONAL, INC.
              Consolidated Statements of Operations
                          (Unaudited)


                   For the Three Months Ended      For the Nine Months Ended
                       December 31,                       December 31,
                            1997         1996          1997          1996

REVENUES             $     351,405  $  231,111       $ 945,498    $ 551,942

COST OF SALES              226,458      79,269         425,277      219,072

GROSS PROFIT               124,947     151,842         520,221      332,870

EXPENSES

  Selling expenses         726,109     171,483       1,412,955      365,871
  General and administrative 652,565   313,435       2,315,829      930,464

     Total Expenses      1,378,674     484,918       3,728,784    1,296,335

     Loss from Operations(1,253,727)  (333,076)     (3,208,563)    (963,465)

OTHER INCOME (EXPENSE)

  Other income             136,981        -            136,981         -
  Interest expense          (3,388)     (5,429)        (14,912)     (16,947)
  Interest income              -         3,056          12,913        4,006

   Net Other Income (Expense)133,593    (2,373)        134,982      (12,941)

NET (LOSS) BEFORE
 INCOME TAXES           (1,120,134)   (335,449)     (3,073,581)    (976,406)

INCOME TAX PROVISION           300         300             300          300

NET (LOSS)           $  (1,120,434)  $(335,749)    $(3,073,881)   $(976,706)

(LOSS) PER SHARE             (0.23)       (.03)           (.23)        (.08)

AVERAGE NUMBER OF
 SHARES OUTSTANDING     13,463,717  12,888,863      13,463,717    12,888,863

                 CHEQUEMATE INTERNATIONAL, INC.
             Consolidated Statements of Cash Flows
                          (Unaudited)



                                                 For the Nine Months Ended
                                                        December 31,
                                                    1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                   $(3,073,881)     $ (976,706)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                    369,894          69,277
  (Increase) decrease in accounts receivable      (105,678)         10,549
  (Increase) decrease in inventory              (2,679,991)        (78,940)
  (Increase) decrease in prepaid expense           (63,186)          1,544
  (Increase) decrease in deposits                      -             2,861
  Increase (decrease) in accounts payable        1,357,962          51,508
  Increase (decrease) short-term debt             (300,000)            -
  Increase (decrease) in accrued expenses          (51,754)            -
  Increase (decrease) in income taxes payable         (400)            -

     Net Cash (Used) by Operating Activities    (4,547,034)       (919,907)

CASH FLOWS FROM INVESTING ACTIVITIES

  Equipment purchase                               (74,326)        (44,322)
  Development of training video                        -           (25,300)
  Investments in subsidiaries                     (100,000)           -
  Sale of software rights                          446,058            -

  Net Cash Provided (Used) by Investing Activities 271,732         (69,622)

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                       1,009,929       1,346,349
  Proceeds from subscribed stock                 3,203,000         100,000
  Payments of capital leases                        (6,034)         (6,450)
  Payments of long-term debt                       (68,341)        (33,143)

     Net Cash Provided by Financing Activities   4,138,554       1,406,756

                  CHEQUEMATE INTERNATIONAL, INC.
              Consolidated Statements of Cash Flows
                          (Unaudited)

                                                 For the Nine Months Ended
                                                        December 31,
                                                 1997               1996

NET INCREASE (DECREASE) IN CASH         $         (136,748)  $     151,044

CASH AT BEGINNING PERIOD                           165,536          30,380

CASH AT END OF PERIOD                   $           28,788   $     181,424

                  CHEQUEMATE INTERNATIONAL, INC.
            Notes to Consolidated Financial Statements
               December 31, 1997 and March 31, 1997


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The Company's accounting policies reflect practices of the software sales and services and manufacturing industries and conform to generally accepted accounting principles. The following policies are considered to be significant:

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its subsidiaries Families in Focus, Inc., AC&T Direct, AC&T, Chequemate Third Dimension, Inc. and Chequemate Tele-Services, Inc. All significant intercompany accounts and transactions have been eliminated.

       Revenue Recognition

       Revenue is recognized upon an accrual basis upon delivery of the products. Revenue consists of software and product sales, license fees, monthly service fees and sale of manufactured units..

       Inventories

       Inventories are stated at the lower cost or market. Cost is determined by using the first-in, first-out method.

       Organization and Reproduction Costs

       Organization and production costs have been capitalized and amortized over five years using a straight line method. The total amortization of organizational and production costs for the nine months ended December 31, 1997 and 1996 amounted to $312,682 and $43,371, respectively.

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

       Depreciation for the nine months ended December 31, 1997 and 1996 amounted to $57,212 and $25,906, respectively.


                 CHEQUEMATE INTERNATIONAL, INC.
            Notes to Consolidated Financial Statements
               December 31, 1997 and March 31, 1997


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

NOTE 2 - STOCKHOLDERS' EQUITY

       The Company is authorized to issue 500,000,000 shares of common stock, par value $.0001. At December 31, 1997 and 1996 the Company has issued 13,794,983 and 12,971,773 shares of common stock, respectively.

       The Company continued the placement of Regulation S stock to non U.S. persons. As part of the placement, the Company received $3,473,000 for the purchase of common stock which has not been issued.
       The Company has accounted for the transaction as subscribed stock until the stock could be issued.

                  CHEQUEMATE INTERNATIONAL, INC.
            Notes to Consolidated Financial Statements
               December 31, 1997 and March 31, 1997


NOTE 3 - RELATED PARTIES

       Notes payable from related parties as of December 31, 1997 and March 31, 1997 are detailed in the following summary:
                                                  December 31,     March 31,
                                                   1997              1996
                                                 (Unaudited)
       Note payable to CEO; due in monthly
        interest installments of $930 with an
        interest rate of 12%; due December 31,
        1998; unsecured.                  $        52,908       $   90,000

            Total related party notes payable      52,908           90,000

            Less: current portion                       -             -

            Long-term portion             $        52,908       $   90,000

       Maturities of the related party notes payable are as follows:

         Period ending December 31, 1998           $             -
                                    1999                      52,908

                                   Total             $        52,908

NOTE 4 - COMMON STOCK OPTIONS

       The Company granted several stock options to various individuals for service performed or for future services. The option price for the services performed was stated at $5.00 per share on 14,000 shares. The option price granted on future services was the lower of the bid price or $7.50 per share on 100,000 shares.

NOTE 5 - ACQUISITIONS

       On February 27, 1997, the Company established Chequemate Tele-Services, Inc. (CTS) along with another individual and received fifty-one percent (51%) of the company. CTS then entered into an asset purchase agreement to acquire all of the assets of Quality Products Distribution, Inc. The assets consisted mainly of credit card processing software and certain intangibles. In July of 1997, the Company entered into an agreement with the minority interest shareholder to acquire his 49% interest in Chequemate Tele-Services, Inc. for payment of various expenses. In November of 1997 the Company sold most of the assets acquired from Quality Product Division, Inc.

                 CHEQUEMATE INTERNATIONAL, INC.
            Notes to Consolidated Financial Statements
               December 31, 1997 and March 31, 1997


NOTE 6 - COMMON STOCK OPTIONS

       Effective May 17, 1995, the stockholders approved an Incentive Stock Option Plan granting to key employees options to purchase Company common stock over a ten year period, at the fair market value at time of grant. The aggregate number of common shares of the Company which may be granted under the plan is 800,000 shares. The plan expires on March 23, 2004.

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

       In addition, the agreement provides for the payment of royalties associated with this product. The Company shall pay $400,000 following the sale and receipt of funds associated with the first 10,000 units. As of December 31, 1997, the Company had not sold the initial 10,000 units. Thereafter the Company would pay a 2% royalty on the gross profits of the product in any month where the units sold that month exceeded 2,500 units.

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





















PART I - FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

For more detailed financial information, please refer to the Unaudited Financial Statements for the periods of December 31, 1997 and March 31, 1997. A copy of these Financial Statements is attached to this Report.

The Company and its subsidiaries have faced a variety of opportunities and challenges during fiscal 1998. The acquisition of the world wide license to the C-3D product, and the overwhelming initial response to the product has caused the Company to re-evaluate the strategic plans and mission. The following summary outlines the new focus of the Company on its developing competency in computer technologies, and emphasis on the initial marketing and promotion of the C-3D Imaging System, the Chequemate Financial Manager and the Web Dynamics product.

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

Entertainment: C-3D Imaging System.

With the acquisition from Advanced Technology Group, LLC. (ATG) of the exclusive worldwide and perpetual license to the proprietary three dimensional imaging technology in May 1997, CMI established Chequemate Technologies, Inc., a wholly owned subsidiary dedicated to the commercialization of breakthrough technologies in the entertainment industry. ATG was the developer of two dimensional to three dimensional conversion and enhancements to 3-D television, which is currently being manufactured and marketed under the name C-3D.


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




Communication: Web Dynamics.

In a joint venture with HoliCow, Inc., CMI, doing business as Web Dynamics, designs and develops interactive Internet web sites for the financial professional. This venture provides an interactive dynamic web presence that is updated daily and that changes content each time the site is accessed. Content includes a series of financial calculators, weekly NASD-approved articles on financial topics, Internet links tailored to customers' interests, and customized services offered by the business professional. The Web Dynamics program allows the professional to maintain constant communication with customers by enticing them to visit the site again and again.


Customer Profile

Entertainment - C-3D Digital Imaging System

The C-3D Digital Imaging System has a national representative selling and distributing, wholesalers and retailers. The national distributor base consists of fifteen companies stationed in geographical areas across the United States.

Distributors are also in place for South America and Canada.
Current negotiations with distributors will open channels in Europe and other Asian countries as well as Mexico and Australia.

Finance - CFM

The CFM program is distributed through a network of CMI independent representatives, Financial Planners, CPA's, Independent Insurance Agents, and over the CMI website. Currently, CMI representatives are located in 19 States ranging from Hawaii to Florida, and number more than 275. The

National Insurance and financial services firms such as ORBA Financial and Comprehensive Business Services also represent the CFM program. Agents of these national firms can market and represent the CFM program as part of alliance agreements between Chequemate and these organizations. These firms represent clients such as the California State Small Business Association, the California State Fraternal Order of Police, and various railroad companies located in the Western United States.

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


Liquidity and Capital Resources

The unaudited financial statements, as of December 31, 1997, reflect current assets of $3,110,515 with current liabilities of $1,683,248. This represents positive working capital of $1,427,267. The current ratio for the nine month period ended December 31, 1997, of current assets to current liabilities was
1.85 compared to .65 as of March 31, 1997. The increase in working capital is primarily due to the receipt of cash from sale of capital stock for the production of the C-3D product and from the result

At December 31, 1997, long-term liabilities were $89,912 compared to $145,639 as of March 31, 1997. This reduction reflects continued payments on related party notes payable and long term debt. These numbers reflect that the Company does not carry long term debt to fund business operations.


Stockholders equity as of December 31, 1997 has increased to $7,676,567 over the nine month period from March 31, 1997 to December 31, 1997. The increase reflects the Capital contributions to fund pre-production runs and the initial inventory build-up requirements of the C-3D product.


Results of Operations

The unaudited financial statements, as of December 31, 1997, reflect the consolidated financial position of the Company and its subsidiary entities. March 31, 1997 totals have also been consolidated. For the nine month period ending December 31, 1997, the Company shows total gross revenue of $945,498 compared to $551,942 for the previous nine month period ended
December 31, 1996; an increase in gross revenue of $393,556.

Total expenses for the nine month period ended December 31, 1997 increased to $3,728,784. The increase in expense is attributed to the increase in the marketing and national ad campaign for the C-3D product. The combination of increased revenue and increased expenses resulted in a net loss of $1,120,434 for the three month period ended December 31, 1997.

The loss for this nine month period is mainly attributed to the pre-production, national ad campaign and promotional expenses associated with the C-3D product and purchase of the world wide license. The Company invested over $1,000,000 in pre-production, marketing, ad campaign and promotional activities for the nine month period ended December 30, 1997, and expects these expenses to continue to increase through the early adopters stage of the C-3D product.


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

Jul-3-1997
183,824
$2.72

Jul-7-1997
181,818
$2.75

Jul-9-1997
75,636
$2.75

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

On May 16, 1997 the registrant executed an agreement (the "ATG Agreement") to acquire the exclusive, worldwide and perpetual license to certain proprietary three dimensional video technology which has been developed under the name of C-3D Video (the "C-3D Intellectual Property"). A copy of the ATG Agreement, excluding confidential or proprietary definitions and schedules, is attached as an Exhibit to this report. The C-3D Intellectual Property is owned and licensed by Advanced Technology Group, LC, a Utah, Chequemate has formed a new wholly-owned subsidiary called Chequemate Third Dimension, Inc., which will manufacture and market the C-3D product that incorporates the C-3D Intellectual Property. The principal place of business of the new Chequemate subsidiary is at 57 West 200 South, Suite 350, Salt Lake City, Utah 84101. Its telephone number at this location is: (801) 322-1111.

The revolutionary Realeyes product consists of a small VCR-size unit which digitizes a TV signal and converts it to 3-D. It can be used with any television in combination with signals from satellite receivers, cable feed, VCRs, laser disc players or video games. The C3-D system can convert any TV signal to 3-D in either the NTSC format used in the United States, or the PAL format used abroad.


A definitive license agreement setting forth the terms and conditions of the license was entered into on the June 16, 1997 (closing date of the ATG transaction). The principle terms of the license agreement and of the other agreements of this transaction are included in the May 16th agreement. The parties agreed to formalize by June 16th certain proprietary information agreements and complete the details of the transaction as provided in paragraphs 12 and 13 of the ATG Agreement. The execution of these agreements was a precondition to the closing. The ATG Agreement granted Chequemate a due diligence period during which the registrant could rescind the transaction at its election. This due diligence period expired on July 26, 1997.

The ATG Agreement provides for the employment of Bert Alvey, the principal manager of ATG, and of Amber Davidson, the design engineer of the C3-D product. The balance of the ATG owners entered into consulting agreements with CTD which expired October 1997. The assistance of the owners of ATG is deemed to be critical to the development and the marketing of the C-3D product. Options for 2,000,020 shares of the registrant's common stock were granted to the employees and consultants under the referenced agreements pursuant to the options. The terms of the employment and consulting agreements also provide for lockup provisions that preclude each of the shareholders from selling more than twenty-five percent of their shares in any of the first four six-month periods following the closing. These agreements further provide for a grant of performance options, which as of this date have not been issued. These options will vest as certain sales levels of the C-3D products are achieved (see the vesting schedule set forth in paragraph 3.3.1.2 of the ATG Agreement, at page 11 of 28).


SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 19, 1998                        By:

                    Marci Redding, Secretary


Dated: February 19, 1998                        By:
                    John Garrett, C.F.O.