Form 10KSB
period 1998-03-31
CHEQUEMATE INTERNATIONAL INC
filed 1998-07-14
CIK 850218

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Fiscal Year Ended:March 31, 1998
                       Commission File Number:33-38511-FW

                         CHEQUEMATE INTERNATIONAL, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                           Utah             76-0279816
                           ---------------------------
                  (State or other jurisdiction (I.R.S. Employer of incorporation or organization )Identification No.)


            57 West 200 South, Suite 350; Salt Lake City, Utah 84101
            --------------------------------------------------------
                    (Address of principal executive offices)



                                 (801) 322-1111
                                 --------------
                           (Issuer's Telephone Number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days. YES X   No
                                                            ---
         State issuer's revenues for
         Its most recent fiscal year:                $1,091,794

         As of July 7, 1998, the aggregate market value of the voting stock held by non-affiliates Computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date
within the past 60 days:          $13,783,460


         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 16,059,441 (July 7, 1998)

Transitional Small Business Format:   YES               NO   X
                                                            ---

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

Item 1.  Description of Business...............................................3

Item 2.  Description of Property...............................................6

Item 3.  Legal Proceedings.....................................................6

Item 4.  Submission of Matters to a Vote of Security Holders...................6


                                     PART 2
                                     ------

Item 5.  Market for Common Equity.......................................... ...6

Item 6.  Management's Discussion and Analysis................................. 7

Item 7.  Financial Statements..................................................8

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure..................................26


                                     PART 3
                                     ------

Item 9.  Directors and Executive Officers.....................................26

Item 10. Executive Compensation...............................................28

Item 11. Security Ownership of Certain Beneficial Owners and Managemen.29

Item 12. Certain Relationships and Related Transactions.......................29

Item 13. Exhibits and Reports.................................................30

                                     Part I
                                     ------

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

         On November 15, 1994, the Company acquired all of the outstanding capital stock of CMI, a marketing company of family and small business finance products. In addition, the Company purchased Families in Focus, Inc., a Utah corporation. Chequemate International, Inc. was incorporated under the laws of the State of Utah in March 1992. CMI, and its subsidiaries, provide financial record keeping and money management services to individuals and small business.

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

         On April 17, 1997 CMI formed a new wholly owned subsidiary named Chequemate Third Dimension, Inc. The name has since been changed to Chequemate Electronics, Inc. (CE). CE was formed to manufacture and market breakthrough 3D imaging technology which was be acquired from Advanced Technology Group, LLC
(ATG). On June 23, 1997 an agreement was finalized by which CE obtained the exclusive worldwide license to the 3D technology developed by ATG.


Principal Products and Services

3D

         The  Company is very  excited  about its  position  in the future of 3D technology. The vision is to integrate the three areas of electronic entertainment from production to distribution to exhibition. We see ourselves as the "channel" or conduit that will enable all three areas to become actively involved in producing 3D material, distributing what is produced and providing the mechanism for it to be displayed in every television or computer owning home in the world.

         Up to now a limited quantity of quality 3D material has been produced due to the fact that distribution was difficult and no cost effective system to display the material had been developed. CMI is solving these problems. CMI has developed a low cost manner by which people can view real-time 3D from the comfort of their own home. With CMI lowering the cost to exhibit 3D content, distributors can now make it available to their customers by whatever means they use; whether it be cable, satellite, internet or some other kind of distribution. Those distributors will be pushing producers to provide more and more 3D material to fill their growing distribution capability. CMI is strategically positioned to revolutionize the home entertainment industry.

         The system has been marketed under two names, Realeyes 3D and C-3D. The system is used to show 3D images on any television. The system is capable of displaying pre-processed stereoscopic imagery, or converting two-dimensional media into three-dimensional images in real time. The product accepts NTSC or PAL compatible signals from network broadcasts, video game consoles, satellite transmissions, cable decoders, VCR's, or any video component. After receiving a composite RCA or S-VHS video input from a signal source, the system digitally processes the images and displays them in real-time on any standard television. With the system any television can transform flat 2D images to stunning 3D images.

Finance

         The Company continues to base its financial programs on The Four T's tracking, targeting, trimming and training. Through its Fastrak(TM) System, the Company provides a method to quickly and easily track spending and income, generating monthly reports that pinpoint exactly where each penny was spent. Targets, or goals, are then set based on spending information, providing the means and motivation to trim unnecessary expenditures. Finally, the company offers educational and training opportunities that build positive spending and money-management habits.

         The Chequemate Financial Manager (CFM) program takes the Fastrak System a step further by offering a debt restructuring and an accelerated repayment program. When combined with Fastrak, CFM represents a means too not only get out of debt, but to stay out of debt permanently.

Distribution Methods

3D

         Distribution of the 3D imaging system during the fiscal year was through numerous different channels. Although some conventional retail and wholesale outlets were used, the majority of sales were due to the Company's own marketing efforts. These included ads in national publications such as "Home Theater Magazine" and "Sports Illustrated" along with local ads in area newspapers. Opportunity was also taken to use the news media as a source to inform the public about the new technology. This included an interview during the new business segment on CNN business news. Local television stations have also visited our offices and run segments during their news broadcasts. Newspapers from across the nation have also run articles about the 3D system.

         Along with these established distribution methods, CMI is also currently negotiating with one of the largest hotel/motel in room entertainment providers to have the 3D imaging system as part of the entertainment options they provide for guests. Besides being a valuable source of revenue to the company it would also supply an excellent chance to learn more about how the public responds to the product and what content they most enjoy viewing in 3D.

         A contract has also recently been signed to sell the 3D system through several TV shopping networks. The first broadcast is scheduled for July 25. This provides an outlet to the mass market without the high expense of national advertising. Original purchase orders have been placed, and projections for follow up orders are now underway.

Finance

         The established network of CMI independent representatives continue to be the major source of distribution for the various financial products. However, with the increased emphasis on the CFM Program (debt consolidation and bill paying service) more opportunities to work with mortgage companies are appearing. Mortgage companies see the financial products as natural fit to the value-added services they are now trying to provide to their customers.

         Due to the interest shown by some of the mortgage companies and CMI's desire to focus completely on the 3D products, potential buyers are being courted for the financial division of the company.

Status of Publicly Announced Products or Service

         The 3D imaging system released early this year under the name Realeyes 3D and /or C-3D went through many modifications as it was transformed from prototype to final product. Further enhancements are currently being worked on by the R&D engineers which will hopefully be instigated in the coming months.

         The plan to start broadcasting a 24 hour a day 3D channel are still in place, however the actual start date is uncertain. Hopes are that the target date of this fall can still be meet, but due to the scale of the project and numerous other factors management cannot be sure.


Competition

3D

         The Company has yet to find a product that competes directly with the major features of its C-3D system. These features include the real-time 2D to 3D conversion, eye dominance, depth adjustment, and cost. Many large companies have spent time and money in trying to develop similar 3D technology without being able to establish a product that has been successfully marketed to the individual consumer.

         CMI is obviously a small player in the world of consumer electronics. Management believes that if these larger companies decide to further pursue the 3D business, they will do so as a strategic move to sell their other hardware. CMI has already had discussions with some electronic manufactures about licensing the product and other possible partnerships. It could very well become important for CMI to use its patent pending technology to strategically align itself as more companies become involved in the 3D industry.

Finance

         CMI's financial products are unique, however the financial arena is highly competitive. Literally thousands of companies are willing to tell people how to invest their money, how to spend their money, and how they can help them refinance the debt they've gotten into. CMI's financial products truly have the purpose of helping people get control of their financial lives. This is why it has become such an attractive product to other companies and should help in the divesting by CMI of that division.


Patents and Trademarks

         The Company has several patents and trademarks which it uses with respect to the conduct of the business. The most important one is the patent on the licensed 3D technology. Originally filed in May of 1997 as a provisional patent it now has patent pending status. Other patents still being used are those in the financial division, which include the three-digit code used in the Fastrak System and design elements of its CFM Program. Patents and Trademarks still exist which were used by AC&T Direct, a wholly owned subsidiary, but operations have been closed in that division due to lack of consumer interest.

Employees

As of June 30, 1998, the Company and its subsidiaries had 13 full time employees.


ITEM 2.  Description of Property

         The company occupies leased office space at 57 West 200 South, Suite 350, 301 & 302, Salt Lake City, Utah. The company offices comprise of 7,921 square feet and are leased at a monthly base rental of $11,435. The Company also occupies space for its fulfillment division at 545 West 500 South, Suite 140 Bountiful, Utah. The office space is 3,879 square feet, and is leased at a monthly base rental of $2,223.


ITEM 3.  Legal Proceedings

         March 11, 1997 a citation and petition for suit on damages was filed against Chequemate Tele-Services Inc., in the District Court of Dallas County Texas. The plaintiff is Peak Credit Card Processing, L.C. d/b/a Peak Financial Services. Relief is being sought by plaintiff for unspecified damages to be determined at some later date. A response to the citation was filed in a timely basis in the court of jurisdiction denying any and all allegation made in the citation. A court hearing was set for May 4, 1998; the plaintiff did not show up. A motion was moved to throw out the action, but the court wanted to give the plaintiff time to file a motion for continuance. No motion for continuance has been filed, and it is the belief of the registrant that the plaintiff does not have the means or the will to continue this action. No action has been evident since the original citation was filed.

         December 18, 1997 a citation and petition for suit was filed against Chequemate Tele-Services, Inc., Blaine Harris, and Fred Boedeker, in the District Courts of Dallas County Texas. The plaintiff is Central Meadow Park, L.P. Plaintiff seeks damages both direct and consequential for breach of contract on leased premises as detailed in the citation. No specific dollar damages are mentioned.

         June 22, 1998 a suit was filed against Chequemate International, Inc. in the District Court for the Northern District of Illinois Eastern Division. The plaintiff, BH Productions, Inc. d/b/a Ignite Advertising is seeking payment remaining under a contract for advertising entered into in October 1997. The payment of $382,595.40 still owing is reflected in the Company's financial statements in the current liabilities section under accounts payable.



ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders for the fourth quarter of fiscal year 1997.



                                     PART II
                                     -------


ITEM 5.  Market for Common Equity and Related Stockholder Matters.

         The stock of the Company is traded on the OTC Bulletin Board (OTCBB) of the NASD Stock market, Inc. The OTCBB symbol for the Company is CQMT. As of July 7, 1997 there are approximately 781 shareholders of record of the Company. As of July 7, 1997, the Company had issued and outstanding shares of 16,059,441. An estimated 740,000 of paid subscription shares were also due to be issued. The stock of the company as of July 9,1998, was quoted at $1.22 bid and $1.25 ask.

         The NASD Stock Market, Inc. provided the fiscal year 1998 quotations for the Company's stock. The referenced quotations reflect inter-dealer prices without dealer mark-up, markdown or commissions and may not represent actual transactions.



Fiscal  Year                        High Bid Price            Low Bid Price

--------------------------------------------------------------------------------
1997 - 1st  Quarter  (4/96-6/96)         7.25                    6.625
1997 - 2nd  Quarter  (7/96-9/96          7.00                     6.25
1997 - 3rd  Quarter  (10/96-12/96)       7.00                     5.75
1997 - 4th Quarter   (1/97-3/97)         6.25                     3.50
1998 - 1st Quarter   (4/97-6/97)       6.6875                     3.50
1998 - 2nd Quarter   (7/97-9/97)       6.0625                    3.625
1998 - 3rd Quarter   (10/97-12/97)     3.6875                     2.25
1998 - 4th Quarter   (1/98-3/98)        2.625                     1.20
--------------------------------------------------------------------------------

The Company has paid no dividends on common stock during its two most recent fiscal years, and has no present intention to pay dividends in fiscal year 1998.


ITEM 6.   Management's Discussion and Analysis

General

         For more detailed financial information, please refer to the Audited Financial Statements for the periods of March 31, 1998 and 1997. A copy of these Financial Statements is attached to this Report.

         Fiscal year 1998 has been an exciting and adventurous year for CMI and its subsidiaries. The Company has successfully confronted the challenges of entering the electronics manufacturing industry while maintaining some divisions and selling of another. The Company's intent as it moves forward is to focus on the 3D product due to its huge potential.

         With a years experience in manufacturing and selling the 3D product the Company has been able to gain extensive knowledge about the industry and the energy and focus it requires to be successful. Feedback from consumers has shown us areas where we can improve the product and also great hope for the future as their excitement for the product became evident. Work is currently taking place that will directly address improvements consumers would like to see.

         The Company has also realized the need to bring management with more experience and expertise in the fields of consumer electronics and entertainment. One of these key figures is Joseph Napoli. Mr. Napoli has vast experience in the cable and satellite industry and has worked for companies such as HBO, Time Warner and most recently the Sega Channel. Mr. Napoli will be key in establishing the 24 hour a day 3D cable station and has already helped tremendously in the negotiations to have the 3D system installed in thousands of hotel/motel rooms.

Liquidity and Capital Resources

         The audited financial statements reflect the consolidated financial position of the Company and its subsidiary entities. As of March 31, 1998, the Company had current assets of $2,940,782 with current liabilities of $2,002,947. This represents working capital of $937,835. At March 31, 1997, the Company had current assets of $398,409 with current liabilities of $703,670. This represented negative working capital of $305,261.

         The change in working capital results in a ratio of current assets to current liabilities, as of March 31, 1998, of 1.47 as compared to .57 on March 31, 1997. The major contributor to current assets is inventory ($2,684,378) which is primarily made up of C-3D units.

         At March 31, 1997, long term liabilities were $14,764 compared to $145,639 at March 31, 1997, a reduction of $130,875. Long-term debt continued to decrease because the Company uses equity to fund operations instead of acquiring more debt.

         At March 31,  1998,  the  Stockholders'  equity was  $3,791,755  versus
$437,451 at March 31, 1997. This represents an improvement of $3,354,304. Stockholders' equity increased significantly due to the value placed upon the 3D product rights acquired from Advanced Technology Group, LLC in an equity transaction.

         The sale of stock to offshore entities continues to be an important source of capital funding for the Company. As previously reported in Form 8K, the Company has sold additional shares to offshore entities to raise capital for the continued operations of the Company. Furthermore, other sources of capital funding are being pursued to help meet the cash needs of the Company.

Results of Operations

         For the fiscal year 1998, total gross revenue of the Company was $1,091,794 compared to $776,963 for the previous fiscal year; an increase of $314,831. Total expenses for fiscal year 1998 increased to $5,208,070 as compared to $1,974,738 for the previous year. The Company also had to recognize a large Other Expense in the re-valuation of the 3-D technology. The result of the incresaed expenses and the large other expense was an increase in net loss from $1,502,573 in fiscal year 1997 to $8,024,045 in fiscal year 1998.

         The loss for the twelve-month period ended March 31, 1998 can be attributed to increases in both selling and general and administrative expenses which were associated with the launch of the new C-3D product, along with the large adjustment which was made to product rights. Action has been taken to trim expenses until revenue can grow in a more proportional manner.


ITEM 7.  Financial Statements




                          CHEQUEMATE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)

                        Consolidated Financial Statements

                             March 31, 1998 and 1997

                                 C O N T E N T S


Independent Auditors' Report .................................................10

Consolidated Balance Sheets ................................................. 11

Consolidated Statements of Operations ....................................... 13

Consolidated Statements of Stockholders' Equity ............................. 14

Consolidated Statements of Cash Flows ....................................... 16

Notes to Consolidated Financial Statements .................................. 18

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders
Chequemate Technologies, Inc. and Subsidiaries
(Formerly Chequemate International, Inc.)
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheets of Chequemate Technologies, Inc. and Subsidiaries (formerly Chequemate International, Inc.) as of March 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chequemate Technologies, Inc. and Subsidiaries (formerly Chequemate International, Inc.) as of March 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years ended March 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered recurring losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
June 23, 1998

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                                March 31,
                                                                ---------
                                                            1998          1997
                                                         ----------   ----------
CURRENT ASSETS

  Cash                                                   $  220,840   $  165,536
  Accounts receivable - net of allowances of $115,000
   and $7,520 in 1998 and 1997, respectively                 24,305       38,852
  Inventory (Note 2)                                      2,684,378      185,518
  Prepaid expenses                                           11,259        8,503
                                                         ----------   ----------

     Total Current Assets                                 2,940,782      398,409
                                                         ----------   ----------

PROPERTY AND EQUIPMENT (Note 3)                             200,335      454,174
                                                         ----------   ----------

OTHER ASSETS

  Organization costs and product rights (Note 1)          2,657,296      415,610
  Note receivable                                              --          7,514
  Refundable deposits                                         8,053        8,053
  Investments                                                 3,000        3,000
                                                         ----------   ----------

     Total Other Assets                                   2,668,349      434,177
                                                         ----------   ----------

     TOTAL ASSETS                                        $5,809,466   $1,286,760
                                                         ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.


                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                       March 31,
                                                                       ---------
                                                                  1998            1997
                                                             ------------    ------------
CURRENT LIABILITIES

  Accounts payable                                           $  1,584,576    $    174,865
  Related party accounts payable (Note 16)                         42,034          19,413
  Short term debt (Note 15)                                          --           300,000
  Customer deposits                                                54,724            --
  Accrued expenses                                                 43,339         103,552
  Income tax payable (Note 1)                                         500             400
  Accrued interest - related party (Note 5)                        65,903          65,903
  Current portion related party (Note 5)                          156,802            --
  Current portion long-term debt (Note 6)                          50,080          33,533
  Current portion capital lease (Note 7)                            4,989           6,004
                                                             ------------    ------------

     Total Current Liabilities                                  2,002,947         703,670
                                                             ------------    ------------

LONG-TERM LIABILITIES

  Long-term related party notes payable (Note 5)                     --            90,000
  Long-term debt (Note 6)                                          11,976          46,834
  Capital lease obligations (Note 7)                                2,788           8,805
                                                             ------------    ------------

     Total Long-Term Liabilities                                   14,764         145,639
                                                             ------------    ------------

     Total Liabilities                                          2,017,711         849,309
                                                             ------------    ------------

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value, 500,000,000 shares
   authorized, 14,088,650 and 13,117,84 shares outstanding
   at 1998 and 1997, respectively                                   1,409           1,312
  Minority interest                                                  --           100,000
  Subscribed stock (Note 4)                                     4,022,970         270,000
  Capital in excess of par                                     14,960,783       7,235,501
  Accumulated deficit                                         (15,193,407)     (7,169,362)
                                                             ------------    ------------

     Total Stockholders' Equity                                 3,791,755         437,451
                                                             ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  5,809,466    $  1,286,760
                                                             ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                      Consolidated Statements of Operations


                                                     For the Years Ended March 31,
                                                     -----------------------------
                                                 1998             1997            1996
                                             ------------    ------------    ------------


REVENUES

  Sales - products                           $  1,091,794    $    776,963    $    382,137
                                             ------------    ------------    ------------

COST OF SALES

  Product, supplies and materials                 849,919         291,072         167,566
                                             ------------    ------------    ------------

GROSS PROFIT                                      241,875         485,891         214,571
                                             ------------    ------------    ------------

EXPENSES

  Bad debts                                       138,259           6,465           5,627
  Selling expenses                              1,639,806         630,207         539,123
  General and administrative                    3,430,005       1,338,066       1,486,948
                                             ------------    ------------    ------------

     Total Expenses                             5,208,070       1,974,738       2,031,698
                                             ------------    ------------    ------------

OPERATING (LOSS)                               (4,966,195)     (1,488,847)     (1,817,127)

OTHER INCOME (EXPENSE)

  Interest income                                  24,152           7,018            --
  Interest expense                                (18,478)        (20,344)        (61,588)
  Reduction in valuation of product rights     (3,133,333)           --              --
  Gain on sale of equipment                        70,309            --              --
                                             ------------    ------------    ------------

     Total Other Income (Expense)              (3,057,350)        (13,326)        (61,588)
                                             ------------    ------------    ------------

(LOSS) BEFORE INCOME TAXES                     (8,023,545)     (1,502,173)     (1,878,715)

INCOME TAX PROVISION                                  500             400             300
                                             ------------    ------------    ------------

NET INCOME (LOSS)                            $ (8,024,045)   $ (1,502,573)   $  1,879,015
                                             ============    ============    ============

EARNINGS (LOSS) PER SHARE                    $      (0.59)   $      (0.12)   $      (0.15)
                                             ============    ============    ============

AVERAGE NUMBER OF
 SHARES OUTSTANDING                            13,568,845      12,891,947      12,208,526
                                             ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended March 31, 1998, 1997 and 1996


                                            Total                       Capital
                                            Shares         Common      in Excess
                                            Issued         Stock        of Par
                                          -----------   -----------   ----------

Balance, March 31, 1995                   11,738,700   $     1,174   $ 2,548,545

Shares becoming free trading                    --            --            --
Shares issued through stock
 offering                                    833,570            83     2,599,917
Shares issued in exchange for
 services                                      6,000             1        29,999
Subscribed stock                                --            --            --

Shares issued for debt                        87,783             9       307,234
250,000 shares donated to the
 Company and reissued                           --            --         200,000
Net loss                                        --            --            --
                                         -----------   -----------   -----------

Balance, March 31,1996                    12,666,053         1,267     5,685,695
                                         -----------   -----------   -----------

Shares becoming free trade                      --            --            --
Minority interest                               --            --            --
Shares issued through
 stock offering                              450,788            44     1,546,307
Shares issued for services                     1,000             1         3,499
Subscribed stock                                --            --            --
Net loss                                        --            --            --
                                         -----------   -----------   -----------

Balance, March 31, 1997                   13,117,841         1,312     7,235,501

Subscribed stock                                --            --            --
Shares issued through stock offering         379,000            38       994,962
Shares issued for cash                       315,142            31        76,105
Shares issued in exchange for services       256,667            26       387,474
Shares issued for debt                        20,000             2        85,494
Option issued for compensation                  --            --          81,247
Options issued for rights                       --            --       6,000,000
Acquisition of minority interest                --            --         100,000
Net loss                                        --            --            --
                                         -----------   -----------   -----------

Balance, March 31, 1998                   14,088,650   $     1,409   $14,960,783
                                         ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.


                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
           Consolidated Statements of Stockholders' Equity (Continued)
                For the Years Ended March 31, 1998, 1997 and 1996


                                                                                          Total
                                          Accumulated     Subscribed      Minority      Stockholders'
                                            Deficit         Stock         Interest        Equity
                                         --------------   -------------  -------------  -------------

Balance, March 31, 1995                  $(3,787,774   )   $   850,000    $      --      $  (388,055)

Shares becoming free trading                    --                --             --             --
Shares issued through stock offering            --            (850,000)          --        1,750,000
Shares issued in exchange for services          --                --             --           30,000
Subscribed stock                                --             100,000           --          100,000
Shares issued for debt                          --                --             --          307,243
250,000 shares donated to the Company
  and reissued                                  --                --             --          200,000
Net loss                                  (1,879,015   )          --             --       (1,879,015)
                                         --------------   -------------  -------------  -------------

Balance, March 31, 1996                   (5,666,789   )       100,000           --          120,173
                                         --------------   -------------  -------------  -------------

Shares becoming free trade                      --                --             --             --
Minority interest                               --                --          100,000        100,000
Shares issued through stock offering            --            (100,000)          --        1,446,351
Shares issued for services                      --                --             --            3,500
Subscribed stock                                --             270,000           --          270,000
Net loss                                  (1,502,573   )          --             --       (1,502,573)
                                         --------------   -------------  -------------  -------------

Balance, March 31, 1997                   (7,169,362   )       270,000        100,000        437,451

Subscribed stock                                --           4,756,720           --        4,756,720
Shares issued through stock offering            --            (995,000)          --             --
Shares issued for cash                          --              (8,750)          --           67,386
Shares issued in exchange for services          --                --             --          387,500
Shares issued for debt                          --                --             --           85,496
Option issued for compensation                  --                --             --           81,247
Options issued for rights                       --                --             --        6,000,000
Acquisition of minority interest                --                --         (100,000)          --
Net loss                                  (8,024,045   )          --             --       (8,024,045)
                                         --------------   -------------  -------------  -------------

Balance, March 31, 1998                  $(15,193,407  )   $ 4,022,970    $      --      $ 3,791,755
                                         ==============   =============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.


                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                      Consolidated Statements of Cash Flows


                                                       For the Years Ended March 31,
                                                       -----------------------------
                                                     1998           1997           1996
                                                  -----------    -----------    -----------


  Net loss                                        $(8,024,045)   $(1,502,573)   $(1,879,015)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Amortization                                       427,575         62,183         78,496
   Depreciation                                        70,209         41,549         31,887
   Bad debt expense                                   107,480          4,602          4,646
   Reduction in product rights valuation            3,133,333           --             --
   Common stock and options issued for services
     rendered                                         651,517           --           47,327
 (Increase) decrease in:
   Accounts receivable                                (92,933)         9,546         (7,466)
   Prepaid expenses                                    (2,756)        (1,859)        (6,644)
   Inventory                                       (2,498,860)      (101,637)        39,191
   Note receivable                                       --             --           (8,894)
   Deposits                                             7,514          2,862          1,065
  Increase (decrease) in:
   Accounts payable                                 1,448,879         94,038        (61,411)
   Accrued interest payable                              --           (7,000)         3,421
   Customer deposits                                   54,724           --             --
   Short-term note payable                           (300,000)          --             --
   Accrued expenses                                   (60,213)        81,056        (15,646)
   Income taxes payable                                   100            400           --
                                                  -----------    -----------    -----------

     NET CASH USED BY OPERATING ACTIVITIES         (5,077,476)    (1,316,833)    (1,773,043)
                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of fixed assets                  375,000           --             --
  Purchase/development of intangibles                    --         (222,706)          --
  Equipment purchases                                (194,392)      (101,121)       (23,076)
  Collection on notes receivable                         --            1,380           --
                                                  -----------    -----------    -----------

     NET CASH PROVIDED (USED) BY
       INVESTING ACTIVITIES                           180,608       (322,447)       (23,076)
                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                          1,071,234      1,549,851      2,800,000
  Subscribed stock                                  3,752,970        170,000       (750,000)
  Minority interest                                      --          100,000           --
  Issuance of notes payable                           135,000           --             --
  Payments made on notes payable                       (7,032)       (45,415)      (255,720)
                                                  -----------    -----------    -----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES    $ 4,952,172    $ 1,774,436    $ 1,794,280
                                                  -----------    -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                Consolidated Statements of Cash Flows (Continued)

                                                 For the Years Ended March 31,
                                                 -----------------------------
                                              1998          1997         1996
                                             --------     --------     --------

NET INCREASE (DECREASE) IN CASH              $ 55,304     $135,156     $ (1,839)

CASH AT BEGINNING OF YEAR                     165,536       30,380       32,219
                                             --------     --------     --------

CASH AT END OF YEAR                          $220,840     $165,536     $ 30,380
                                             ========     ========     ========



The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The Company's accounting policies reflect practices of the software sales and services industries and conform to generally accepted accounting principles. Certain prior year amounts have been reclassified to be consistent with the March 31, 1998 presentation. The following policies are considered to be significant:

              Principles of consolidation
              ---------------------------

              The consolidated financial statements include the accounts of the Company and its subsidiaries, Families in Focus, Inc., AC&T
              Direct, AC&T, Chequemate Third Dimension, Inc. and Chequemate Tele-Services, Inc. All significant intercompany accounts and transactions have been eliminated.

              Revenue recognition
              -------------------

              Revenue is recognized on an accrual basis upon deliver of the software or product. Revenue consists of software sales, product sales, license fees, and monthly service fees.

              Organization costs and product rights
              -------------------------------------

              Organization and production costs have been capitalized and amortized over five years using a straight line method. The total amortization of organizational and production costs for the twelve months ended March 31, 1998, 1997 and 1996 amounted to $427,575, $62,183 and $78,496, respectively.

              Property and equipment
              ----------------------

              Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:
                                                                   Years
                                                                   -----
                        Office equipment                             5
                        Office furniture                            5-7
                        Machinery and equipment                      5
                        Leasehold improvements                      3-5
                        Capital leases                              3-5

               Organization costs and product rights
               -------------------------------------
                                                           Net Book Value
                                                           --------------
                     Term          Cost    Amortization      1998        1997
                   --------    ----------  ------------   ----------   ---------
Product rights      5 years    $2,972,167   $  391,593   $2,580,574   $   88,141
Goodwill           15 years         --           --           --          96,865
Trademark          15 years         --           --           --          49,722
Client list        15 years         --           --           --          49,722
Training video      5 years       260,007      183,285       76,722      128,724
Organization cost   5 years        17,261       17,261         --          2,436
                   --------    ----------   ----------   ----------   ----------
                               $3,249,435   $  592,139   $2,657,296   $  415,610
                               ==========   ==========   ==========   ==========


                Intangibles sold in 1998 are shown at zero cost.

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Earnings per share
              ------------------

              Earnings per share are calculated using a weighted average for common stock and common stock equivalents.

              Cash flows
              ----------

              For purposes of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit with banks.

              Income taxes
              ------------

              The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $12,100,000 available to offset future federal and state income tax through 2013. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such benefit cannot be assured.

              Computer software costs
              -----------------------

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

              Estimates
              ---------

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

NOTE 2 -      INVENTORY
                                                            March 31,
                                                            ---------
                                                    1998                 1997
                                                 ----------           ----------
              Finished goods                     $1,238,258           $  185,518
              WIP                                124,243                 --
              Raw goods                          1,321,877                 --
                                                 ----------           ----------
                                                 $2,684,378           $  185,518
                                                 ==========           ==========

       The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment as of March 31, 1998 and 1997 are detailed in the following summary:


                                         Accumulated     Net Book Value
                                Cost    Depreciation     1998      1997
                              --------  ------------  --------   --------

Office furniture and fixtures   $ 64,398   $ 31,161   $ 33,237   $ 30,575
Software                            --         --         --      295,000
Machinery and equipment          270,704    109,240    161,464    117,790
Capital leases                    26,877     24,170      2,707      7,024
Leasehold improvements             4,581      1,654      2,927      3,785
                                --------   --------   --------   --------

     Total                      $366,560   $166,225   $200,335   $454,174
                                ========   ========   ========   ========

              Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the years ended March 31, 1998, 1997 and 1996 amounted to $70,209, $41,549 and $31,887, respectively. Assets sold in 1998 are shown at zero cost.

NOTE 4 -      STOCKHOLDERS' EQUITY

              The Company is  authorized to issue  500,000,000  shares of common
              stock,  par  value  $.0001.   Currently  the  Company  has  issued
              14,088,650 shares of common stock.

              During the period from April 1993 through March 1997, the Company issued 1,387,226 shares of common stock pursuant to a private placement. These shares were offered under Regulation S to non U.S. persons and can be exchanged for free trading stock within 40 days after the closing of the offering.

              The Company continued the placement of Regulation S stock in the current year and issued 379,000 shares to non U.S. persons. The Company's plans are to continue placing stock through private placements to fund the growth requirements of the Company. As part of the private placement, the Company received $4,031,720 for the sale of approximately 1,344,000 shares of common stock. The Company has accounted for the transaction as subscribed stock until the stock could be issued.

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 5 -      RELATED PARTIES

              Notes payable to related parties as of March 31, 1998 and 1997 are detailed in the following summary:
                                                                           1998          1997
                                                                         --------       --------

Note payable to CEO; due on demand, with an
 interest rate of 10.4%                                                  $135,000       $   --

Note  payable  to CEO;  due in  monthly  interest
 installments  of $930 with an interest rate of
 12%; due December 31, 1998; unsecured;
 accrued interest of $65,903 is due                                        21,802         90,000
                                                                         --------       --------

     Total related party notes payable                                    156,802         90,000

     Less: current portion                                               (156,802)          --
                                                                         --------       --------

     Long-term portion                                                   $   --         $ 90,000
                                                                         ========       ========
Maturities of the related party notes payable are as follows:

                      Period ending March 31,                            1998           $ 156,802
                                                                                        ---------
                                                                         1999               --


                                                           Total        $156,802

                                                                        ========
NOTE 6 -      LONG-TERM DEBT

              Notes payable as of March 31, 1998 and 1997 are detailed in the following summary:

                                                         1998                  1997
                                                 -----------------     -----------------

 Note payable to a company; due in monthly
  installments of $3,244 which includes
  interest at 8%; due July, 1999, unsecured       $          62,056     $          80,367
                                                  -----------------     -----------------

      Total long-term debt                                   62,056                80,367

      Less: current portion                                 (50,080)              (33,533)
                                                  -----------------     -----------------

      Long-term portion                           $          11,976     $          46,834
                                                  =================     =================


                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 6 -      LONG-TERM DEBT (Continued)

              Maturities of long-term debt are summarized below:

Period ending March 31,        1998          $50,080
                               1999           11,976
                               2000             --
                               2001             --
                               2002             --
                                             -------

                              Total          $62,056
                                             =======

NOTE 7 -      LEASES

              All noncancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards Board Statement No. 13, "Accounting for Leases".

              The following analysis represents property under capital lease at March 31, 1998 and 1997.

                                         1998           1997
                                      --------       --------

Equipment                             $ 26,877       $ 26,877
Less: accumulated depreciation         (24,170)       (19,853)
                                      --------       --------

Net property under capital lease      $  2,707       $ 7,024
                                      ========       ========

              At March 31, 1998, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                       Capital      Operating
                                                       Leases        Leases
                                                      ---------      --------
Period ended March 31,
   1999                                               $  5,520      $ 184,649
   2000                                                  3,561        166,941
   2001                                                  --           146,169
   2002                                                  --            31,368
    later years                                          --             --
                                                      ---------      --------
Total minimum lease payments                             9,081        529,127
    Less: interest                                      (1,304)
                                                      ---------
    Present value of net minimum lease payment           7,777
    Less: current portion                               (4,989)
                                                      ---------
    Capital lease obligations payable long-term       $  2,788
                                                      =========

        Rental expense for the years ended March 31, 1998, 1997 and 1996 amounted to $187,961, $86,094 and $90,305, respectively.

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 8 -      CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

              Cash flow information
              ---------------------
                                                             March 31,
                                                             ---------
                                                      1998                 1997
                                                      ----                 ----

              Interest paid                         $18,478              $24,230

              Interest received                     $24,152              $ 2,585

              Income taxes paid                     $   400              $   300

              Non-cash investing and financing activities
              -------------------------------------------

              For the years ending March 31, 1998 and 1997, the Company incurred the following non-cash investing and financing activities.

                                                       March 31,       March 31,
                                                        1998             1997
                                                        ----             ----

              Capital lease obligations incurred    $    -          $      -

              Issuance of stock and options for
               services rendered                    $   651,517     $      -

NOTE 9 -      FINANCIAL INSTRUMENTS

              Concentrations of credit risk
              -----------------------------

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

NOTE 10 -RIGHTS TO SOFTWARE PRODUCT

              The Company obtained all the rights associated with the sexual harassment and OSHA compliance software through assuming third party debt associated with development of the product. In May of 1997, the Company obtained exclusive rights to an intellectual property from Advance Technology Group (See Note 14).

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 11 -         ACQUISITIONS

              On February 27, 1997, the Company established Chequemate Tele-Services, Inc. (CTS) along with another individual and received fifty-one percent (51%) of the company. CTS then entered into an asset purchase agreement to acquire all of the assets of Quality Products Distribution, Inc. The assets consisted mainly of credit card processing software and certain intangibles. In November of 1997, the Company sold the processing software and related intangibles.

NOTE 12 -         GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through March 31, 1998. The Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek additional financing through private placements of its common stock.

              Management has formulated a plan to seek additional financing from outside investors and through Reg. S offerings to non U.S. persons. Management is proceeding with a merger with a U.S. company to better enhance marketing of its '3-D' product. In addition, the Company is seeking a joint venture with a national hotel chain to use its '3-D' technology.

NOTE 13 -         COMMON STOCK OPTIONS

              Effective May 17, 1995, the stockholders approved an Incentive Stock Option Plan granting to key employees options to purchase Company common stock over a ten year period, at the fair market value at time of grant. The aggregate number of common shares of the Company which may be granted under the plan is 800,000 shares. The plan expires on March 23, 2004.

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 13 -                                                     COMMON STOCK
OPTIONS (Continued)

              Activity regarding stock options is summarized as follows:

                                                            Number of Shares
                                                            ----------------
                                                         1998              1997
                                                         ----              ----
Options Granted:
     Beginning of year                                 354,800           154,800
     Additional granted                                   --             200,000
                                                       -------           -------
     End of year                                       354,800           354,800
                                                       =======           =======

Options Exercised:
     Beginning of year                                     100              --
     Additional exercised                                 --                 100
     Expired                                              --                --
                                                       -------           -------
     End of year                                           100               100
                                                       =======           =======

Options Outstanding at End of Year                        --                --
                                                       =======           =======

              Option prices range from $6.25 to $7.00 per share. Options price for regional directors and executive officers is $3.50 per share.

              The Company granted several stock options to various individuals for service performed or for future services. The option price for the services performed was stated at $5.00 per share on 14,000 shares. The option price granted on future services was the lower of the bid price or $7.50 per share on 100,000 shares. In the current year the option price was $0.01 per share.

NOTE 14 -ACQUISITION OF TECHNOLOGY

              In May of 1997, the Company formed the wholly-owned subsidiary, Chequemate Third Dimension, Inc, (CTD). CTD then entered into an agreement to acquire technology relating to certain intellectual property from Advanced Technology Group, LLC. The agreement called for CMI to contribute to CTD three million dollars within sixty
              (60) days of signing. In addition, the agreement requires the Company to establish a non-qualified stock option for certain members of the LLC. The non-qualified stock option plan provides various individuals the option to acquire 2,000,000 shares of stock at a grant price of $0.01 per share.

NOTE 15 -SHORT TERM DEBT

              On February 27, 1997, the Company, through its subsidiary Chequemate Tele-Services, Inc. (CTS) purchased certain intangible assets (see Note 11 - Acquisitions). As part of the purchase, the Company is obligated to pay $300,000 through monthly installments starting in June 1997 and ending in December 1997.

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 16 -RELATED PARTY TRANSACTIONS

              The Company owes certain officers and directors royalties from the revenue of book sales. In addition, the Company owes a major shareholder royalties on active users of the Chequemate product. The total amount owing to these individuals as of March 31, 1998 and 1997 was $42,034 and $19,413, respectively.

NOTE 17 -MARKETING DEVELOPMENT AGREEMENT

              In December 1996, the Company entered into a venture with an individual to enhance and improve its marketing capacity as well to strengthen its in-house administrative capacity. The Company has incurred monthly expenses of approximately $10,000 on this venture. The alliance between the parties indicates that the individual will earn 50% of all net profits directly generated from revenues created specifically and exclusively by this agreement. Upon termination of this alliance, the specific revenues will revert back to the individual.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     The Company has a disagreement with evaluation with the 3D product rights its accountants on the accounting and financial disclosures contained in this Form 10-KSB report.


                                    PART III
                                    --------


ITEM 9.  Directors and Executive Officers

              The following table contains certain information concerning the nominees for the Board of Directors of the Company.


Name and Principle Occupation or          Age      First          Shares of            Percentage of
Employment                                         Became a       Common Stock         Common
                                                   Director       Beneficially         Stock
                                                                  Owned                Outstanding
----------------------------------------------------------------------------------------------------
Blaine Harris                             59       1994           2,377,000            15%
CEO and President of the Company.
Elected as an officer of the Company in
1994
Harold P. Glick                           56       1995             528,962             3%
Partner in the real estate company of
Moore Warfield & Glick
Robert E. Warfield                        58       1995           1,000,000             6%
Partner in the real estate company of
Moore Warfield & Glick
Chuck Coonradt                            54       1996               7,000           .04%
Chairman and CEO of the Game of
Work, Inc. a management consulting
firm
----------------------------------------------------------------------------------------------------

Business Experience

Blaine Harris. Chairman, Director, CEO and President. Mr. Harris is an alumnus of Idaho State University, where he majored in Business and Marketing. Mr. Harris has extensive experience in real estate with his primary focus being commercial and residential project development. From 1986 to 1991, he served as Chief Executive Officer and Chairman of the Board of Directors of Help-U-Sell, Inc. and was involved with Help-U-Sell as a partner of Conquest Management, a Utah partnership, which managed and owned a 49% interest in Help-U-Sell. During his administration, Help-U-Sell grew from 118 franchises to 650 plus franchises and was listed as the fastest growing real estate franchising organization in the country. In 1991, the Help-U-Sell parent company, Mutual Benefit Life, was taken over by the New Jersey State Insurance Regulators and its subsidiaries were liquidated, including Help-U-Sell, Inc. In 1991, Mr. Harris formulated and began development of Chequemate International, Inc.

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

Robert E. Warfield. Director. Mr. Warfield has a BS Degree in Economics from Western Maryland College. He has an extensive background in real estate and regional sales management with the Weyerhaeuser Corporation. Mr. Warfield first became licensed in real estate in 1962, and in 1975 started Warfield Real Estate. He has been in the real estate and development business in Ocean City, Maryland since 1971. For the past 18 years Mr. Warfield has been President of Moore, Warfield and Glick, Inc., with real estate sales over $100 million and rentals of $12 million. Additionally, since 1988, Mr. Warfield has been a regional owner of help-U-Sell Real Estate in Virginia, Maryland, Washington D.C. and Delaware. Mr. Warfield currently serves on the Board of Directors of Atlantic General Hospital and Ocean City Golf and Yacht Club. He has also served as a director of Second National Service Corp., and Salisbury School.

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


Name                 Age                  Positions Held          Current Term of Office or
                                                                  Directorship and period of Service
----------------------------------------------------------------------------------------------------


Ken Redding          35                   Executive Vice         Current Term August 1997-August
                                          President              1998.  Service since November 1994

John Garrett         56                   CFO                    Current Term August 1997 - August
                                                                 1998.  Service since June 1996
Marci Redding        34                   Secretary/Treasurer    Current Term December 1997-
                   August 1998. Service since
                                  November 1994
-----------------------------------------------------------------------------------------------------


Business Experience

Kenneth D.  Redding.  Executive  Vice  President.  Mr.  Redding is an alumnus of
California   State   University,   Sacramento   where  he  majored  in  Business

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

Marci Redding. Management Services Director/ Secretary. Ms. Redding has a BS Degree in Management Information Systems Development and Business Administration from Utah State University. Since 1986, she has worked directly on the development of automated operational and accounting systems as Director of MIS Services for a large real estate franchise organization and through independent client consultation. In 1992 Ms. Redding joined with Chequemate International as the Chief Operating Officer. Throughout her employment with Chequemate, Ms. Redding has been involved extensively in all areas of department and company administration encompassing product development, training, finance, personnel, legal and the general operational aspects of the business.


ITEM 10. Executive Compensation

              The table set forth on the following page contains information about the remuneration received and accrued during fiscal years 1997 and 1998 from the Company and its subsidiaries by the Chief Executive officer and each of the most highly compensated executive officers of the Company.

Name and                                                                          All Other Annual
Principal Position      Fiscal Year      Salary ($)        Bonus ($)              Compensation
---------------------------------------------------------------------------------------------------

Blaine Harris, CEO      1998             $100,000          $1,457                 $ 10,000
                        1997             $100,000          $1,015                 $ 24,174 (1)

Lavar Butler,           1998             $ 60,000          $1,491                 $  1,083
Senior VP               1997             $ 60,000          $  585                 $  2,166
Ken Redding,            1998             $ 54,000          $1,491                 $      0
Executive VP            1997             $ 54,000          $  585                 $  3,249
Marci Redding,          1998             $ 42,000          $1,491                 $      0
Secretary/Treasurer     1997             $ 42,000          $  455                 $  1,750
Albert Alvey,           1998             $110,000          $    0                 $      0
President (CE)          1997             $      0          $    0                 $      0
John Garrett, CFO       1998             $ 54,000          $1,491                 $    875
                        1997             $ 48,370          $  390                 $  1,642
---------------------------------------------------------------------------------------------------


        The following chart shows the stock options that were granted to any executive officer of the Company during the last completed fiscal year.


Name and Principal Position       Total Options Granted  Total Options Vested

--------------------------------------------------------------------------------
Blaine Harris, CEO                70,000                 42,000
Ken Redding, Executive VP         70,000                 35,000
Marci Redding, Secretary          70,000                 35,000
John Garrett, Vice President      70,000                 14,000
Other Executive Officers          60,000                 21,000
(2)
--------------------------------------------------------------------------------

----------
1This amount includes a payment of $17,174 in deferred compensation from previous fiscal years.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

              The table on the following page sets forth certain information as of July 7, 1998 with respect to each person who owns of record, or is known to the Company to beneficially own, more than 5% of the outstanding shares of Voting Common Stock, and the beneficial ownership of such securities by each officer and director who owns any stock, and by all officers and directors as a group. The original directors and officers of the Company, whose aggregate share holdings are now less than three percent of the total shares outstanding, may be deemed to have been promoters of the Company.



Name and Address of Beneficial        Amount and Nature of          Percent of currently issued and
Owner                                 Ownership of Voting Stock     Subscribed Common Stock
---------------------------------------------------------------------------------------------------
Blaine Harris                         2,377,0002
57 West 200 South Suite 350           Direct Ownership              14.8%
Salt Lake City, Utah 84101
Robert Warfield                       1,000,000
10481 Golf Course Road                Direct Ownership              6.2%
Ocean City, MD 21842
Don Christensen                       941,617
1321 East 1700 South                  Direct Ownership              5.9%
Bountiful, Utah 84010
Harold P. Glick                       528,962
10706 Piney Island Drive              Direct Ownership              3.3%
Bishipville, MD 21842
Chuck Coonradt                        7,000
3797 W. Blacksmith Road               Direct Ownership              0.04%
Park City, Utah 84060
Ken Redding                           35,0002
57 West 200 South  Suite 350          Direct Ownership              0.2%
Salt Lake City, Utah 84101
Marci Redding                         35,0002
57 West 200 South Suite 350           Direct Ownership              0.2%
Salt Lake City, Utah 84101
John Garrett                          14,0002
57 West 200 South Suite 350           Direct Ownership              0.2%
Salt Lake City, Utah 84101
Officers and Directors as a group     4,938,579                     30.8%
--------------------------------------------------------------------------------


        The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.



ITEM 12.  Certain Relationships and Related Transactions.

              In calendar year 1992, the limited liability company ( the "LLC") of John C. Wilkinson, a former director of the Company, received a CEDO grant for the development of the Compliance Software. Of this amount, the LLC loaned $120,000 to the Company. In fiscal year 1993, the Company borrowed $30,000 from WAC Research, Inc. (WAC). Donald M. wood, than a member of the board of directors of the Company, was an officer, director and shareholder of WAC. The $30,000 loan from WAC was paid in May of 1993. In a restructuring of the financial
--------
   2 Includes shares which these individuals have the right to acquire within sixty days pursuant to options granted through May 31, 1997 in the following amounts; Harris 42,000; Redding 35,000; Redding 35,000; Garrett 14,000.

obligations of the Company, the Company paid $200,000 of expenses for the LLC of Mr. Wilkinson, satisfying the $120,000 loan to the Company by the LLC and resulting in a net payable of the LLC to the Company of $78,890 as of the end of fiscal year 1993. As of April, 1993, the Company loaned to the LLC an additional $30,043. The LLC and John Wilkinson executed a promissory note reflecting the foregoing transactions, resulting in an obligation of the LLC and John Wilkinson to the Company, at that time, in the total amount of $108,933. This note was an unsecured demand note bearing interest at the rate of 10%. On April 29, 1993, the LLC was dissolved. Pursuant to such dissolution, all assets and liabilities of the LLC were distributed to the members of the LLC. Therefore, the promissory note was considered to be the obligation of Mr. Wilkinson. As of October 30, 1994, other advances had been made pursuant to the transaction and the principal balance of such loan was $151,202. This amount was canceled in exchange for Mr. Wilkinson's return of his 290,000 shares of stock of the Company at the time of the CMI acquisition.

              Pursuant to the authorization of the board of directors in their December 31, 1992 directors' meeting, the Company issued 2,000,000 shares of Non-Voting Common Stock of the Company. These shares reflected certain rights of conversion to Voting Commons Stock. Subsequently, 1,000,000 of the Non-Voting Common Stock shares were canceled. Of the remaining shares, 500,000 were issued to John C. Wilkinson, an officer and director of the Company and 500,000 were issued to WAC Research, Inc., a Utah corporation. Donald M. Wood, the former Chairman of the board of directors for the Company, was an officer, director and shareholder of WAC and is deemed to be a beneficial owner of such shares. Mr. Wilkinson and WAC executed Non-Voting Stock Shareholder's Agreements principally relating to the conversion rights of the stock. These transactions were effective as of January 8, 1993. The non-voting shares were issued as consideration for certain management, marketing and consulting services rendered by the shareholders. On March 31, 1993, the board of directors of the Company authorized the conversion of such stock to Voting Common Stock. In conjunction with the CMI acquisition, Mr. Wood, Mr. Wilkinson, and their transferees returned a total of 1,820,425 shares of stock to the Company for cancellation.

              During fiscal year 1995, Mr. Hal Glick, Bob Warfield and Oxford International Management Inc., three principal shareholders of the Company including two directors loaned $273,140 to the Company. On March 29, 1996, these loans plus accrued interest were exchanged for 87, 783 shares of restricted common stock of the Company. The exchange price for these shares was $3.50 per share.

              Prior to March 31, 1994, Blain Harris, CEO of the Company and president of its wholly owned subsidiary Chequemate International, Inc., loaned $215,000 to CMI. During fiscal year 1995, this loan was paid down to $93,000. Subsequently, Mr. Harris loaned an additional $200,000 to the Company. This loan was paid in full in September 1995. The balance of $93,000, owing on the first loan referred to in this paragraph, bears interest at 12% and matures in December 31, 1998. On January 29, 1998 the Company entered into a loan agreement with Mr. Harris that as of March 31, 1998 the Company owed Mr. Harris $135,000.

              Blaine Harris, CEO and Chairman of the board and a principal shareholder of the Company, and Don Christensen, a Director of Chequemate International, Inc. and shareholder of the Company, have an agreement with the Company to receive a monthly fee based upon a certain client base of Chequemate International. During fiscal year 1998, their compensation under this agreement was less than $1,000.

ITEM 13. Exhibits and Reports on Form 8-K


              Reports Filed on Form 8-K
              -------------------------

              During fiscal year covered by this Form 10-KSB report, the Company filed a Form 8-K March 30, 1998.

                                  (a)SIGNATURES
                                  -------------

              In accordance with Section 13 of 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CHEQUEMATE INTERNATIONAL, INC.


By    /S/                                            Date    07-14-1998
  -------------------------------------                  -----------------------
Blaine Harris - CEO




By    /S/                                            Date    07-14-1998
  -------------------------------------                  -----------------------
John Garrett - CFO


              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   /S/                                                   07-14-1998
---------------------------------------               -----------------
Blaine Harris Chief Executive Officer and Director         Date


   /S/                                                   07-14-1998
----------------------------------------              -----------------
Harold P. Glick,  Director                                 Date


   /S/                                                   07-14-1998
----------------------------------------              -----------------
Robert E. Warfield, Director                               Date


   /S/                                                   07-13-1998
----------------------------------------              -----------------
Chuck Coonradt, Director                                   Date