Form 10QSB
period 1998-06-30
CHEQUEMATE INTERNATIONAL INC
filed 1998-08-14
CIK 850218

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarterly Period Ended: June 30,1998

                       Commission File Number:33-38511-FW

                         CHEQUEMATE INTERNATIONAL, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                    Utah                           76-0279816
           ------------------------------------------------------
           (State or other jurisdiction          (I.R.S. Employer
         of incorporation or organization)      Identification No.)


               57 West 200 South, Suite 350; Salt Lake City, Utah
               --------------------------------------------------
                 84101 (Address of principal executive offices)


                                 (801) 322-1111
                                 --------------
                           (Issuer's Telephone Number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X No


       State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 16,393,763 (August 4, 1998)

Transitional Small Business Format:   YES       NO   X
                                                  -------

                                TABLE OF CONTENTS
                                -----------------

                           PART I-Financial Statements
                           ------

Item 1.  Financial Statements

ACCOUNTANTS' REPORT                                                         5

UNAUDITED CONSOLIDATED BALANCE SHEETS                                       6-7

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                             8

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                              9-10

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                       11-19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL INFORMATION                                                        19

RESULTS OF OPERATIONS                                                      20

LIQUIDITY AND CAPITAL RESOURCES                                            20

                            PART II-Other Information
                            -------
Item 5. Other Information                                                  21

Item 6. Exhibits and Reports on Form 8-K                                   21

                         CHEQUEMATE INTERNATIONAL, INC.

                        Consolidated Financial Statements

                        June 30, 1998 and March 31, 1998

                                 C O N T E N T S


Independent Accountants' Report............................................... 3

Consolidated Balance Sheets................................................... 4

Consolidated Statements of Operations......................................... 6

Consolidated Statements of Cash Flows......................................... 7

Notes to Consolidated Financial Statements.................................... 9

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Chequemate International, Inc,
Salt Lake City, Utah  84101

The accompanying consolidated balance sheets of Chequemate International, Inc., and its subsidiaries as of June 30, 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three months ended June 30, 1998 and 1997 were not audited by us and accordingly, we do not express an opinion on them.

The accompanying balance sheet as of March 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated June 23, 1998.

The financial statements presented were prepared in compliance with regulation S-X for form 10-QSB for the Securities and Exchange Commission and contain selected footnote disclosures. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



Jones, Jensen & Company
Salt Lake City, Utah
August 10, 1998

                         CHEQUEMATE INTERNATIONAL, INC.
                           Consolidated Balance Sheets

                                     ASSETS

                                                                     June 30,            March 31,
                                                                      1998                  1998
                                                                   (Unaudited)

CURRENT ASSETS

  Cash                                                        $          20,062     $         220,840
  Accounts receivable - net of allowances
  of $155,721 and $115,000                                               37,897                24,305
  Prepaid expenses                                                       11,415                11,259
  Inventory (Note 2)                                                  2,655,899             2,684,378
                                                              -----------------     -----------------

     Total Current Assets                                             2,725,273             2,940,782
                                                              -----------------     -----------------

PROPERTY AND EQUIPMENT (Note 3)                                         208,578               200,335
                                                              -----------------     -----------------

OTHER ASSETS

  Organization costs and product rights (Note 1)                      2,644,587             2,657,296
  Refundable deposits                                                     8,053                 8,053
  Investments in subsidiaries                                             3,000                 3,000
                                                              -----------------     -----------------

     Total Other Assets                                               2,655,640             2,668,349
                                                              -----------------     -----------------

     TOTAL ASSETS                                             $       5,589,491     $       5,809,466
                                                              =================     =================

               See the accompanying notes and accountants' report.

                         CHEQUEMATE INTERNATIONAL, INC.
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       June 30,             March 31,
                                                                         1998                  1998
                                                                     (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                              $       1,531,445     $       1,584,576
   Related party accounts payable (Note 15)                                 42,034                42,034
   Customer deposits                                                        54,724                54,724
   Accrued expenses                                                         41,816                43,339
   Income tax payable (Note 1)                                                 500                   500
   Accrued interest - related party (Note 5)                                65,903                65,903
   Current portion related party (Note 5)                                  135,000               156,802
   Current portion long-term debt (Note 6)                                  50,080                50,080
   Current portion capital lease (Note 7)                                    4,989                 4,989
                                                                 -----------------     -----------------

     Total Current Liabilities                                           1,926,491             2,002,947
                                                                 -----------------     -----------------

LONG-TERM LIABILITIES

   Long-term related party notes payable (Note 5)                              -                     -
   Long-term debt (Note 6)                                                   8,048                11,976
   Capital lease obligations (Note 7)                                        2,134                 2,788
                                                                 -----------------     -----------------

     Total Long-Term Liabilities                                            10,182                14,764
                                                                 -----------------     -----------------

     Total Liabilities                                                   1,936,673             2,017,711
                                                                 -----------------     -----------------

STOCKHOLDERS' EQUITY

   Common stock, $.0001 par value 500,000,000 shares
    authorized, 16,050,274 and 14,088,650 shares
    outstanding, respectively                                                1,605                 1,409
   Minority interest                                                           -                     -
   Subscribed stock (Note 4)                                               922,970             4,022,970
   Capital in excess of par                                             18,435,631            14,960,783
   Accumulated deficit                                                 (15,707,388)          (15,193,407)
                                                                 -----------------     -----------------

     Total Stockholders' Equity                                          3,652,818             3,791,755
                                                                 -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $       5,589,491     $       5,809,466
                                                                 =================     =================

               See the accompanying notes and accountants' report.

                         CHEQUEMATE INTERNATIONAL, INC.
                      Consolidated Statements of Operations

                                                                    For the three Months Ended
                                                                              June 30,
                                                                    1998                  1997

REVENUES                                                      $          89,748     $         222,948

COST OF SALES                                                            28,134                67,094
                                                              -----------------     -----------------

GROSS PROFIT                                                             61,614               155,854
                                                              -----------------     -----------------

EXPENSES

   Selling expenses                                                     129,635               305,949
   General and administrative                                           443,156               813,745
                                                              -----------------     -----------------

     Total Expenses                                                     572,791             1,119,694
                                                              -----------------     -----------------

OTHER INCOME (EXPENSE)

   Interest income                                                       -                      3,851
   Interest expense                                                      (2,804)               (5,146)
                                                              -----------------     -----------------

     Net Other Expense                                                   (2,804)               (1,295)
                                                              -----------------     -----------------

NET (LOSS) BEFORE INCOME TAXES                                         (513,981)             (965,135)

INCOME TAX PROVISION                                                     -                     -
                                                              -----------------     -----------------

NET (LOSS)                                                    $        (513,981)    $        (965,135)
                                                              =================     =================

(LOSS) PER SHARE                                              $           (0.03)    $           (0.07)
                                                              =================     =================

AVERAGE NUMBER OF SHARES OUTSTANDING                                 16,050,274            13,307,341
                                                              =================     =================

               See the accompanying notes and accountants' report.

                         CHEQUEMATE INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flows

                                                                                     For the Three Months Ended
                                                                                              June 30,
                                                                                      1998                1997

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                                $       (513,981)   $       (965,135)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                                                       28,070             118,360
  (Increase) decrease in accounts receivable                                         (13,592)              4,402
  (Increase) decrease in inventory                                                    28,429          (1,053,281)
  (Increase) decrease in prepaid expense                                                (154)           (116,750)
  Increase (decrease) in accounts payable                                            (53,131)            569,585
  Increase (decrease) short-term debt                                                (21,756)            (25,000)
  Increase (decrease) in accrued expenses                                             (1,523)             (4,966)
  Increase (decrease) in accrued interest                                                -                   -
  Increase (decrease) in income taxes payable                                            -                   400
                                                                            ----------------    ----------------

     Net Cash (Used) by Operating Activities                                        (547,638)         (1,472,385)
                                                                            ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Equipment purchase                                                                 (23,602)           (154,309)
  Investment in subsidiary                                                               -              (100,000)
                                                                            ----------------    ----------------

     Net Cash (Used) by Investing Activities                                         (23,602)           (254,309)
                                                                            ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from common stock                                                         375,044                 -
  Proceeds from subscribed stock                                                         -             3,296,500
  Payments of capital leases                                                            (654)             (3,095)
  Payments of long-term debt                                                          (3,928)            (18,135)
  Payment on office lease obligations                                                    -                   -
                                                                            ----------------    ----------------

     Net Cash Provided by Financing Activities                              $        370,462    $      3,275,270
                                                                            ----------------    ----------------

               See the accompanying notes and accountants' report.

                         CHEQUEMATE INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flows


                                               For the Three Months Ended
                                                        June 30,
                                                1998                1997

NET INCREASE IN CASH                     $       (200,778)   $      1,548,576

CASH AT BEGINNING PERIOD                          220,840             165,536
                                         ----------------    ----------------

CASH AT END OF PERIOD                    $         20,062    $      1,714,112
                                         ================    ================

               See the accompanying notes and accountants' report.

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                        June 30, 1998 and March 31, 1998

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

              Organization costs and product rights

              Organization and production costs have been capitalized and amortized over five years using a straight line method. The total amortization of organizational and production costs for the three months ended June 30, 1998 and for the year ended March 31, 1998 amounted to $12,941 and $427,575 , respectively.

              Property and equipment

              Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:
                                                                          Years
                    Office equipment                                        5
                    Office furniture                                        5-7
                    Machinery and equipment                                 5
                    Leasehold improvements                                  3-5
                    Capital leases                                          3-5

               Organization costs and product rights                                           Net Book Value
                                                                                          March 31,      June 30,
                                          Term          Cost           Amortization         1998           1998
                                      -------------  -------------   --------------     ------------  -------------
               Product rights               5 years  $   2,972,167   $      391,593  $    2,580,574  $    2,580,574
               Goodwill                    15 years            -                -               -               -
               Trademark                   15 years            -                -               -               -
               Client list                 15 years            -                -               -               -
               Training video               5 years        260,007          195,994          76,722          64,013
               Organization cost            5 years         17,261           17,261             -               -
                                      -------------  -------------   --------------  --------------  --------------

                                                     $   3,249,435   $      604,848  $    2,657,296  $    2,644,587
                                                     =============   ==============  ==============  ==============

                Intangibles sold in 1998 are shown at zero cost.

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                        June 30, 1998 and March 31, 1998


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Earnings per share

              Earnings per share are calculated using a weighted average for common stock and common stock equivalents.

              Cash flows

              For purposes of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit with banks.

              Income taxes

              The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $15,700,000 available to offset future federal and state income tax through 2013. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such benefit cannot be assured.

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

              Unaudited Financial Statements

              The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                        June 30, 1998 and March 31, 1998


NOTE 2 -       INVENTORY
                                                  June 30,             March 31,
                                                   1998                  1998
                                                (Unaudited)

                          Finished goods    $       1,209,779    $     1,238,258
                          WIP                         124,243            124,243
                          Raw goods                 1,321,877          1,321,877
                                            -----------------    ---------------
                                            $       2,655,899    $     2,684,378
                                            =================    ===============

              The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment as of June 30, 1998 and March 31, 1998 are detailed in the following summary:

                                                                                                   Net Book Value
                                                                   Accumulated       June 30,          March 31,
                                                     Cost         Depreciation         1998              1998
                                                 -------------  ----------------  --------------  -----------------
                                                                                     (Unaudited)

              Office furniture and fixtures      $      63,448  $         33,657  $        29,791  $         33,237
              Machinery and equipment                  275,256           121,872          153,384           161,464
              Capital leases                            26,877            24,170            2,707             2,707
              Leasehold improvements                    24,581             1,885           22,696             2,927
                                                 -------------  ----------------  ---------------  ----------------

                   Total                         $     391,112  $        181,584  $       208,578  $        200,335
                                                 =============  ================  ===============  ================

              Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the three months ended June 30, 1998 and the year ended March 31, 1998 amounted to $15,129 and $70,209, respectively.

NOTE 4 -      STOCKHOLDERS' EQUITY

              The Company is  authorized to issue  500,000,000  shares of common
              stock,  par  value  $.0001.   Currently  the  Company  has  issued
              16,050,274 shares of common stock.

              During the period from April 1993 through March 1998, the Company issued 2,913,961 shares of common stock pursuant to a private placement. These shares were offered under Regulation S to non U.S. persons and can be exchanged for free trading stock within 40 days after the closing of the offering.

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                        June 30, 1998 and March 31, 1998


NOTE 4 -      STOCKHOLDERS' EQUITY (Continued)

              The Company continued the placement of Regulation S stock in the current period and issued 1,526,735 shares to non U.S. persons. The Company's plans are to continue placing stock through private placements to fund the growth requirements of the Company. As part of the private placement, the Company received $922,970 for the sale of approximately 461,000 shares of common stock. The Company has accounted for the transaction as subscribed stock until the stock could be issued.

NOTE 5 -      RELATED PARTIES

              Notes payable to related parties as of June 30, 1998 and March 31, 1998 are detailed in the following summary:

                                                                                         June 30,             March 31,
                                                                                           1998                 1998
                                                                                                             (Unaudited)

              Note payable to CEO; due on demand, with an
              interest rate of 10.4%.                                           $         135,000     $         135,000

              Note payable to CEO; due in monthly interest  installments of $930 with an interest rate of 12%; due December 31, 1998; unsecured;
               accrued interest of $65,903 is due.                                            -                  21,802
                                                                                -----------------     -----------------

                   Total related party notes payable                                      135,000               156,802

                   Less: current portion                                                 (135,000)             (156,802)
                                                                                -----------------     -----------------

                   Long-term portion                                            $             -       $             -
                                                                                =================     =================

              Maturities of the related party notes payable are as follows:

                                    Period ending June 30,                      1998                  $         135,000
                                                                                1999                                -
                                                                                                      -----------------

                                                                                Total                 $         135,000
                                                                                                      =================


                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                        June 30, 1998 and March 31, 1998


NOTE 6 -      LONG-TERM DEBT

              Notes payable as of June 30, 1998 and March 31, 1998 are detailed in the following summary:

                                                                             June 30,              March 31,
                                                                               1998                  1998
                                                                            (Unaudited)
              Note payable to a company; due in monthly
               installments of $3,244 which includes
               interest at 8%; due July, 1999, unsecured                 $          58,128     $          62,056
                                                                         -----------------     -----------------

                   Total long-term debt                                             58,128                62,056

                   Less: current portion                                           (50,080)              (50,080)
                                                                         -----------------     -----------------

                   Long-term portion                                     $           8,048     $          11,976
                                                                         =================     =================

              Maturities of long-term debt are summarized below:

                                               Period ending June 30,         1998             $          50,080
                                                                              1999                         8,048
                                                                              2000                           -
                                                                              2001                           -
                                                                              2002                           -
                                                                                               -----------------

                                                                              Total            $          58,128
                                                                                               =================

NOTE 7 -      LEASES

              All noncancellable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards Board Statement No. 13, "Accounting for Leases".

              The following analysis represents property under capital lease at June 30, 1998 and March 31, 1998:.

                                                                             June 30,              March 31,
                                                                               1998                  1998
                                                                            (Unaudited)

                           Equipment                                     $          26,877     $          26,877
                           Less: accumulated depreciation                          (24,170)              (24,170)
                                                                         -----------------     -----------------

                           Net property under capital lease              $           2,707     $           2,707
                                                                         =================     =================

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                        June 30, 1998 and March 31, 1998


NOTE 7 -      LEASES (Continued)

              At June 30, 1998, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                                               Capital              Operating
                                                                                Leases               Leases
              Period ended June 30,
                  1999                                                   $           4,866     $         184,649
                  2000                                                               3,561               166,941
                  2001                                                                 -                 146,169
                  2002                                                                 -                  31,368
                  later years                                                          -                     -
                                                                         -----------------       ---------------
              Total minimum lease payments                                           8,427               529,127
                  Less: interest                                                    (1,304)
                                                                         -----------------
                  Present value of net minimum lease payment                         7,123
                  Less: current portion                                             (4,989)
                                                                         -----------------
                  Capital lease obligations payable long-term            $           2,134
                                                                         =================

      Rental expense for the years ended June 30, 1998 amounted to $47,542.

NOTE 8 -      CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

              Cash flow information
                                              June 30,               March 31,
                                               1998                    1998
                                            (Unaudited)

              Interest paid              $           2,804     $          18,478

              Interest received          $             -       $          24,152

              Income taxes paid          $             -       $             400

              Non-cash investing and financing activities

              For the three months ending June 30, 1998 and March 31, 1998, the Company incurred the following non-cash investing and financing activities.

                                                                              June 30,              March 31,
                                                                               1998                  1998
                                                                            (Unaudited)

              Capital lease obligations incurred                         $             -       $             -

              Issuance of stock and options for
               services rendered                                         $             -       $         651,517

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                        June 30, 1998 and March 31, 1998


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

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                        June 30, 1998 and March 31, 1998


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

              Activity regarding stock options is summarized as follows:

                                                                                     Number of Shares
                                                                              June 30,              March 31,
                                                                               1998                  1998
                                                                         -----------------     -----------------
                                                                            (Unaudited)
              Options Granted:
                   Beginning of year                                               354,800               354,800
                   Additional granted                                                  -                     -
                                                                         -----------------     -----------------
                   End of year                                                     354,800               354,800
                                                                         =================     =================

              Options Exercised:
                   Beginning of year                                                   100                   100
                   Additional exercised                                                -                     -
                   Expired                                                             -                     -
                                                                         -----------------     -----------------
                   End of year                                                         100                   100
                                                                         =================     =================

              Options Outstanding at End of Year                                       -                     -
                                                                         =================     =================

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

NOTE 14 -     ACQUISITION OF TECHNOLOGY

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

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                        June 30, 1998 and March 31, 1998


NOTE 15 -     RELATED PARTY TRANSACTIONS

              The Company owes certain officers and directors royalties from the revenue of book sales. In addition, the Company owes a major shareholder royalties on active users of the Chequemate product. The total amount owing to these individuals as of June 30, 1998 and 1997 was $42,034 and $19,413, respectively.

NOTE 16 -     MARKETING DEVELOPMENT AGREEMENT

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


Item 2: Management's Discussion and Analysis of Financial condition and Results of Operation

General

              For more detailed financial information, please refer to the Unaudited Financial Statements for the periods of June 30, 1998 and March 31, 1998. A copy of these Financial Statements are included in Item 1 of this report.

              During the first quarter of the Company's last fiscal year ended March 31, 1998, the Company acquired an exclusive, worldwide and perpetual license to certain proprietary three dimensional video technology, which has been developed under the name Realeyes 3D Video and C-3D Video (the "3D Imaging System").. During the first quarter of the current fiscal year the Company continues to focus its efforts to further develop and market the 3D Imaging System. Activities related to the marketing and development of the 3D Imaging System include recruiting and training key personnel, contacting potential customers and negotiating potential purchase order contracts or license agreements, and raising capital through the sale of equity for the purpose of funding the Company's operations, research, development and marketing efforts. The Company's research and development engineers continue to investigate additional options and enhancements to the 3D Imaging System.

              For the quarter ended June 30, 1998, the Company generated revenues of $89,748, approximately 30% of total revenues, from the sale of its products related to the 3D imaging system. The first broadcast over the Home Shopping Network (HSN) took place as scheduled on July 25, 1998 and orders for 89 units were recived in just 8 minutes of airtime. Feedback from HSN has been positive and future broadcasts are likely. The Company's ability to implement the development and marketing of the 3D Imaging System will directly and significantly impact the Company's future results of operations, which may cause the Company's future earnings and stock price to undergo significant volatility, particularly on a quarterly basis.

              Because the Company's efforts have been primarily focused on the development and marketing of its 3D Imaging System, the Company is considering disposing of its non-technology related businesses. The Company has entered into discussions with a potential purchaser of the assets of the Company's financial services business, but has not entered into any definite agreement with any potential purchaser. The financial services division of the Company generated revenue of approximately $63,000 for the quarter ended June 30, 1998. A sale of the assets attributable to the financial services business of the Company will immediately reduce revenues of the Company. The Company intends to continue its marketing efforts with respect to its 3D Imaging System in order to offset a decrease in revenues as a result of a potential sale of the financial services assets. There can be no assurance that the Company will be able to successfully complete the proposed sale of the financial services assets on terms acceptable to the Company, or that increased marketing efforts of its 3D Imaging System will result in sales sufficient to offset any decrease in revenues as a result of the potential sale of the Company's financial services assets.

Results of Operations

Comparison of Quarters Ended June 30, 1998 and 1997

Gross Revenue

              For the quarter ended June 30, 1998, total gross revenue of the Company was $89,748 compared to $222,948 for the quarter ended June 30, 1997; a decrease of $133,200. The decrease in revenue was primarily due to decreased revenue generation from the financial services division and elimination of the credit card processing division which was sold during the third quarter of last fiscal year. The 3D Imaging System was still in prototype form during the first quarter of last fiscal year and thus had not accounted for any revenue.

Gross Profit

              Gross profit for the quarter ended June 30, 1998 was $61,614 compared to $155,854 for the quarter ended June 30, 1997. The decrease can be directly related to the decrease in revenue since the gross profit percentage remained constant (within 2%).Future gross profit and gross profit percentage can not be assured due to fluctuations in pricing and cost of materials.

Operating Expenses

              General and Administrative Expenses for the quarter ended June 30, 1998 decreased by $370,589 when compared to the same quarter last year. The decrease can be attributed mainly to two factors. First, the closing down of an unprofitable office in Texas which was related to the financial services of the business. And second, reorganization and cost cutting efforts being implemented by the Company. Selling expenses also decreased in comparing the two quarters. This decrease was $176,314 and can be attributed to the same factors that caused the decrease in general and administrative expenses.

Net Loss

              The Company's net loss for the quarter ending June 30, 1998 was $513,981, a decrease of $451,154, when compared to the $965,135 loss for the quarter ended June 30, 1997. The improvement is due to decreases in expenses rather than increased revenue and gross profit.


Liquidity and Capital Resources

              The Company is currently unable to finance its operations from cash flow from operating activities. The Company continues to finance its operations through the net proceeds from private placements of its equity securities. Substantial expenses continue to be incurred related to the research, development, production, marketing, selling and advertising of its 3D Imaging System. The Company intends to continue to seek the lowest cost capital available to it. Accordingly, it may continue to with its current private placements and Reg S agreements or seek to obtain funding from other sources. There can be no assurance that the Company will be able to obtain financing for its operations or that it will be able to obtain capital on terms acceptable to it.

              At June 30, 1998, the Company had current assets of $2,725,273 and current liabilities of $1,926,491 resulting in net working capital of $798,782 and a current ratio of 1.4. This is a decrease of $139,053 from the Company's working capital of $937,835 as of March 31, 1998. This decrease in working capital is primarily a result of the decrease in cash. The cash decrease is a result of the Company's use of the cash to reduce current liabilities and to fund operational expenses. During the three month period the Company utilized approximately $547,638 in cash primarily to fund the operations of the Company and to reduce liabilities. The Company's total liabilities as of June 30, 1998 were $1,936,673, a decrease of $81,038, when compared to total liabilities as of March 31, 1998.

                           Part II - Other Information

Item 5. Other Information

Sales of Equity Securities Pursuant to Regulation S

              During the quarter the Company received $375,000 pursuant to Regulation S subscription agreement with Non U.S. persons. The price per share under the agreement is $1.25. See form 8-K dated March 30, 1998 previously filed with the SEC for more details.

Sales of Equity Securities Pursuant to Regulation D

              The Company has also received $175,000 pursuant to a Reg D offering which was also disclosed in the 8-K dated March 30, 1998. The price per share under the agreement is $1.25.


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

              (21) Subsidiaries of the Registrant
              AC&T Direct, Inc.: Organized in the State of Utah
              Families in Focus, Inc. : Organized in the State of Utah Chequemate Tele-Services, Inc.: Organized in the State of Utah Chequemate Electronics, Inc.: Organized in the State of Utah Data Control, Inc. : Organized in the State of Utah

     (b) Reports on Form 8-K

              None during the Quarter


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 13, 1998                      By:


                                                  Marci Redding, Secretary


Dated: August 13, 1998                      By:


                                                  John Garrett, C.F.O.