Form 10QSB
period 1998-09-30
CHEQUEMATE INTERNATIONAL INC
filed 1998-11-19
CIK 850218

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For Quarterly Period Ended: September 30, 1998


                       Commission File Number:33-385-11-FW


                         CHEQUEMATE INTERNATIONAL, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Utah                                              76-0279816
           ----                                              ----------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

            57 West 200 South, Suite 350; Salt Lake City, Utah 84101
            --------------------------------------------------------
                    (Address of principal executive offices)


                                 (801) 322-1111
                           ---------------------------
                           (Issuer's Telephone Number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days.    YES  X   NO
                                                               ------  ------


         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 17,310,792 (November 7, 1998)


Transitional Small Business Format: YES      NO   X
                                       ------  ------

                                TABLE OF CONTENTS
                                -----------------


                           PART I-Financial Statements
                           ------

Item 1.  Financial Statements

ACCOUNTANTS' REPORT                                                        5

UNAUDITED CONSOLIDATED BALANCE SHEETS                                      6-7

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                            8

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                             9-10

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                       11-19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL INFORMATION                                                        20

RESULTS OF OPERATIONS                                                      21-22

LIQUIDITY AND CAPITAL RESOURCES                                            22

YEAR 2000 COMPLIANCE                                                       23


                            PART II-Other Information
                            -------

Item 5. Other Information                                                  24-26

Item 6. Exhibits and Reports on Form 8-K                                   26

         Exhibit #10                                                       28-48

                         CHEQUEMATE INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 1998 and March 31, 1998

                                 C O N T E N T S



Independent Accountants' Report................................................5

Consolidated Balance Sheets....................................................6

Consolidated Statements of Operations..........................................8

Consolidated Statements of Cash Flows..........................................9

Notes to Consolidated Financial Statements....................................11

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Board of Directors  and Stockholders
Chequemate International, Inc.
Salt Lake City, Utah  84101

The accompanying consolidated balance sheets of Chequemate International, Inc., and its subsidiaries as of September 30, 1998 and the related consolidated statements of operations, and cash flows for the three months and six months ended September 30, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.

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



Jones, Jensen & Company
Salt Lake City, Utah
November 9, 1998

                         CHEQUEMATE INTERNATIONAL, INC.
                           Consolidated Balance Sheets



                                     ASSETS
                                     ------

                                                          September 30,  March 31,
                                                              1998         1998
                                                           ----------   ----------
                                                           (Unaudited)
CURRENT ASSETS

     Cash                                                  $   80,960   $  220,840
     Accounts receivable - net of allowances of $154,234
      and $115,000                                            123,947       24,305
     Prepaid expenses                                          10,808       11,259
     Inventory (Note 2)                                     2,450,702    2,684,378
                                                           ----------   ----------

          Total Current Assets                              2,666,417    2,940,782
                                                           ----------   ----------

PROPERTY AND EQUIPMENT (Note 3)                               174,054      200,335
                                                           ----------   ----------

OTHER ASSETS

     Organization costs and product rights (Note 1)         2,529,013    2,657,296
     Refundable deposits                                        8,053        8,053
     Investments in subsidiaries                                3,000        3,000
                                                           ----------   ----------

          Total Other Assets                                2,540,066    2,668,349
                                                           ----------   ----------

          TOTAL ASSETS                                     $5,380,537   $5,809,466
                                                           ==========   ==========

                         CHEQUEMATE INTERNATIONAL, INC.
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                          September 30,      March 31,
                                                              1998             1998
                                                          ------------    ------------
                                                           (Unaudited)
CURRENT LIABILITIES

     Accounts payable                                     $  1,554,548    $  1,584,576
     Related party accounts payable (Note 15)                   42,034          42,034
     Customer deposits                                            --            54,724
     Accrued expenses                                           80,401          43,339
     Income tax payable (Note 1)                                   500             500
     Accrued interest - related party (Note 5)                  71,062          65,903
     Current portion  related party (Note 5)                   175,000         156,802
     Current portion long-term debt (Note 6)                    49,080          50,080
     Current portion capital lease (Note 7)                      4,989           4,989
                                                          ------------    ------------

          Total Current Liabilities                          1,977,614       2,002,947
                                                          ------------    ------------

LONG-TERM LIABILITIES

     Long-term related party notes payable (Note 5)               --              --
     Long-term debt (Note 6)                                      --            11,976
     Capital lease obligations (Note 7)                          1,338           2,788
                                                          ------------    ------------

          Total Long-Term Liabilities                            1,338          14,764
                                                          ------------    ------------

          Total Liabilities                                  1,978,952       2,017,711
                                                          ------------    ------------

STOCKHOLDERS' EQUITY

     Common stock, $0.0001 par value 500,000,000 shares
      authorized, 16,958,422 and 14,088,650 shares
      outstanding, respectively                                  1,696           1,409
     Subscribed stock (Note 4)                               1,117,374       4,022,970
     Capital in excess of par                               18,796,692      14,960,783
     Accumulated deficit                                   (16,514,177)    (15,193,407)
                                                          ------------    ------------

          Total Stockholders' Equity                         3,401,585       3,791,755
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  5,380,537    $  5,809,466
                                                          ============    ============

                         CHEQUEMATE INTERNATIONAL, INC.
                      Consolidated Statements of Operations


                                For the Three Months Ended       For the Six Months Ended
                                       September 30,                   September 30,
                               ----------------------------    ----------------------------
                                   1998            1997            1998            1997
                               ------------    ------------    ------------    ------------
REVENUES                       $     77,628    $    371,144    $    167,376    $    594,093

COST OF SALES                        78,111         131,725         106,245         198,819
                               ------------    ------------    ------------    ------------

GROSS PROFIT                           (483)        239,419          61,131         395,274
                               ------------    ------------    ------------    ------------

EXPENSES

Selling expenses                     85,873         380,897         215,509         686,846
General and administrative          550,687         849,519         991,842       1,663,246
                               ------------    ------------    ------------    ------------

          Total Expenses            636,560       1,230,416       1,207,351       2,350,110
                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

     Loss on sale of assets        (165,167)           --          (165,167)           --
     Interest income                   --             9,062            --            12,913
     Interest expense                (4,579)          2,684          (7,383)          1,389
                               ------------    ------------    ------------    ------------

          Total Other Income
            (Expense)              (169,746)         11,746        (174,550)         14,302
                               ------------    ------------    ------------    ------------

NET LOSS BEFORE INCOME
 TAXES                             (806,789)       (988,313)     (1,320,770)     (1,953,447)

INCOME TAX PROVISION                   --              --              --              --
                               ------------    ------------    ------------    ------------

NET LOSS                       $   (806,789)   $   (988,313)   $ (1,320,770)   $ (1,953,447)
                               ============    ============    ============    ============

BASIC LOSS PER SHARE           $      (0.05)   $      (0.07)   $      (0.08)   $      (0.14)
                               ============    ============    ============    ============

BASIC AVERAGE NUMBER OF
SHARES OUTSTANDING               16,050,274      13,655,412      16,050,274      13,655,412
                               ============    ============    ============    ============

                         CHEQUEMATE INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flows

                                                    For the Three Months Ended     For the Six Months Ended
                                                           September 30,                 September 30,
                                                    --------------------------    --------------------------
                                                        1998           1997           1998           1997
                                                    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
     Net (loss)                                     $  (806,789)   $  (988,312)   $(1,320,770)   $(1,953,447)
     Adjustments to reconcile net loss to
      net cash provided by operating
      activities:
          Depreciation and amortization                 150,096        119,376        178,166        273,736
          (Increase) decrease in accounts
           receivable                                   (86,050)         1,407        (99,642)         5,803
          (Increase) decrease in inventory              208,247     (1,626,049)       236,676     (2,679,330)
          (Increase) decrease in prepaid expense            605         (5,296)           451       (122,046)
          Increase (decrease) in accounts payable       198,103        652,242        144,972      1,221,827
          Increase (decrease) in short-term debt        (35,968)       (50,000)       (57,724)       (75,000)
          Increase (decrease) in accrued expenses        43,744         20,195         42,221         27,079
          Increase (decrease) in notes payable             --             --             --            7,514
          Increase (decrease) in income taxes
           payable                                         --              400           --             (400)
                                                    -----------    -----------    -----------    -----------
               Net Cash (Used) by Operating
                Activities                             (328,012)    (1,876,037)      (875,650)    (3,348,422)
                                                    -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:

     Product license rights                                --       (6,000,000)       (23,602)    (6,000,000)
     Equipment purchase                                    --          (34,729)          --         (189,038)
     Investment in subsidiary                              --             --             --         (100,000)
                                                    -----------    -----------    -----------    -----------
               Net Cash (Used) by Investing
                Activities                                 --       (6,034,729)       (23,602)    (6,289,038)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
     Proceeds from common stock                         555,556      7,057,335        930,600      7,057,335
     Proceeds from subscribed stock                        --          (93,200)          --        3,203,000
     Payments of capital leases                            (796)        (1,796)        (1,450)        (4,891)
     Payments of long-term debt                        (165,850)       (25,034)      (169,778)       (43,169)
                                                   ------------   ------------   ------------   ------------

             Net Cash Provided by Financing
              Activities                           $    388,910   $  6,937,005   $    759,372   $ 10,212,275
                                                   ------------   ------------   ------------   ------------


                         CHEQUEMATE INTERNATIONAL, INC.
                Consolidated Statements of Cash Flows (Continued)

                                            For the Three Months Ended       For the Six Months Ended
                                                   September 30,                   September 30,
                                            --------------------------    --------------------------
                                               1998            1997            1998            1997
                                           ------------    ------------    ------------    ------------
             NET INCREASE IN CASH          $     60,898    $   (973,761)   $   (139,880)   $    574,815

             CASH AT BEGINNING PERIOD            20,062       1,714,112         220,840         165,536
                                           ------------    ------------    ------------    ------------

             CASH AT END OF PERIOD         $     80,960    $    740,351    $     80,960    $    740,351
                                           ============    ============    ============    ============

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                      September 30, 1998 and March 31, 1998


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

Organization costs and product rights
-------------------------------------

Organization and production costs have been capitalized and amortized over five years using a straight line method. The total amortization of organizational and production costs for the six months ended September 30, 1998 and for the year ended March 31, 1998 amounted to $23,703 and $427,575 , respectively.

Property and equipment
----------------------

Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

                                            Years
                                            -----
          Office equipment                    5
          Office furniture                    5-7
          Machinery and equipment             5
          Leasehold improvements              3-5
          Capital leases                      3-5


      Organization costs and product rights                            Net Book Value
      -------------------------------------                            --------------
                                                                   March 31,      Sept.30,
                        Term           Cost       Amortization       1998           1998
                     ----------     ----------     ----------     ----------     ----------

Product rights         5 years      $2,972,167     $  443,154     $2,580,574     $2,529,013
Goodwill               15 years           --             --             --             --
Trademark              15 years           --             --             --             --
 Client list           15 years           --             --             --             --
 Training video        5 years            --             --           76,722           --
 Organization cost     5 years          17,261         17,261           --             --
                                    ----------     ----------     ----------     ----------

                                    $2,989,428     $  460,415     $2,657,296     $2,529,013
                                    ==========     ==========     ==========     ==========

          Intangibles sold in 1998 are shown at zero cost.

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                     September 30, 1998 and March 31, 1998

NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic Loss Per share
--------------------

Basic loss per share is calculated using a weighted average for common stock and common stock equivalents.

Cash flows
----------

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit with banks.

Income taxes
------------

The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $18,796,692 available to offset future federal and state income tax through 2013. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such benefit cannot be assured.

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

Unaudited Financial Statements
------------------------------

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation.
Such adjustments are of a normal, recurring nature.

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                      September 30, 1998 and March 31, 1998


NOTE 2 -      INVENTORY
                           September 30,     March 31,
                               1998            1998
                            ----------     ----------
                            (Unaudited)

         Finished goods     $1,004,582     $1,238,258
         WIP                   124,243        124,243
         Raw goods           1,321,877      1,321,877
                            ----------     ----------
                            $2,450,702     $2,684,378
                            ==========     ==========

The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

NOTE 3 -     PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 1998 and March 31, 1998 are detailed in the following summary:

                                                                Net Book Value
                                                                --------------
                                             Accumulated   September 30,  March 31,
                                    Cost     Depreciation     1998          1998
                                  --------     --------     --------     --------
                                                           (Unaudited)
Office furniture and fixtures     $ 61,147     $ 34,411     $ 26,736     $ 33,237
Machinery and equipment            225,318      101,218      124,100      161,464
Capital leases                      26,877       25,124        1,753        2,707
 Leasehold improvements             24,581        3,116       21,465        2,927
                                  --------     --------     --------     --------
                        Total     $337,923     $163,869     $174,054     $200,335
                                  ========     ========     ========     ========

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                      September 30, 1998 and March 31, 1998

Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the six months ended September 30, 1998 and the year ended March 31, 1998 amounted to $77,291 and $70,209, respectively.

NOTE 4 -     STOCKHOLDERS' EQUITY

The Company is authorized to issue 500,000,000 shares of common stock, par value $.0001. Currently the Company has issued 16,958,422 shares of common stock.

During the period from April 1993 through March 1998, the Company issued 2,913,961 shares of common stock pursuant to a private placement. These shares were offered under Regulation S to non U.S. persons and can be exchanged for free trading stock within 40 days after the closing of the offering.

The Company continued the placement of Regulation S stock in the current period and issued 2,025,663 shares to non U.S. persons. The Company's plans are to continue placing stock through private placements to fund the growth requirements of the Company. As part of the private placement, the Company received $1,117,374 for the sale of approximately 560,000 shares of common stock. The Company has accounted for the transaction as subscribed stock until the stock could be issued.

NOTE 5 -     RELATED PARTIES

Notes payable to related parties as of September 30, 1998 and March 31, 1998 are detailed in the following summary:
                                                 September 30,  March 31,
                                                     1998         1998
                                                   ---------    --------
                                                 (Unaudited)

     Note payable to CEO; due on demand, with an
 interest rate of 10.4%                            $175,000     $135,000

Note payable to CEO; due in monthly  interest
 installments of $930 with an interest rate of
 12%; due December 31, 1998; unsecured;
 accrued interest of $71,602 is due                    --         21,802
                                                   ---------    --------

     Total related party notes payable              175,000      156,802


          Less: current portion                    (175,000)    (156,802)
                                                   ---------    ---------

          Long-term portion                        $     -      $     -

Maturities of the related party notes payable are as follows:

          Period ending September 30,       1998               $ 175,000
                                            1999                    --
                                                               ----------
                                                   Total       $ 175,000
                                                               ==========

NOTE 6 -     LONG-TERM DEBT

Notes payable as of September 30, 1998 and March 31, 1998 are detailed in the following summary:

                                                             September 30,        March 31,
                                                                 1998               1998
                                                              ----------         ----------
                                                             (Unaudited)
     Note payable to a company; due in monthly
      installments of $3,244 which includes
      interest at 8%; due July, 1999, unsecured               $   49,080         $   62,056
                                                              ----------         ----------
              Total long-term debt                                49,080             62,056

               Less: current portion                             (49,080)           (50,080)
                                                              ----------         ----------

                 Long-term portion                            $        -         $   11,976
                                                              ==========         ==========
 Maturities of long-term debt are summarized below:

                                             Period ending June 30,      1998    $   41,032
                                                                         1999         8,048
                                                                         2000           --
                                                                         2001           --
                                                                         2002           --
                                                                                     ------
                                                                         Total   $   49,080
                                                                                     ======

NOTE 7 -     LEASES

All noncancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards Board Statement No. 13, "Accounting for
Leases".

The following analysis represents property under capital lease at September 30, 1998 and March 31, 1998:

                                         September 30,    March 31,
                                             1998           1998
                                           --------      --------
                                         (Unaudited)

                 Equipment                 $ 26,877      $ 26,877
        Less: accumulated depreciation      (25,124)      (24,170)
                                           --------      --------

Net property under capital lease           $  1,753      $  2,707
                                           ========      ========


At September 30, 1998, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:
                                                        Capital        Operating
                                                        Leases         Leases
                                                       --------        --------
     Period ended September 30,
                                            1999       $  4,070        $184,649
                                            2000          3,561         166,941
                                            2001           --           146,169
                                                           2002            --
                                                                         31,368
                                     later years           --              --
                                                       --------        --------

     Total minimum lease payments                         7,631         529,127
          Less: interest                                 (1,304)
                                                       --------
          Present value of net minimum lease payment      6,327
          Less: current portion                          (4,989)
                                                       --------
          Capital lease obligations payable long-term  $  1,338
                                                       ========

Rental expense for the years ended September 30, 1998 amounted to $74,497.

NOTE 8 -     CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

     Cash flow information
                                   September 30,   March 31,
                                       1998          1998
                                   ------------   -----------
                                   (Unaudited)

Interest paid                        $ 7,383       $18,478

Interest received                    $  --         $24,152

Income taxes paid                    $  --         $   400

Non-cash investing and financing activities
-------------------------------------------

For the six months ending September 30, 1998 and March 31, 1998, the Company incurred the following non-cash investing and financing activities.

                                         September 30,        March 31,
                                             1998               1998
                                         ------------       -----------
                                         (Unaudited)

Capital lease obligations incurred          $  --            $   --

Issuance of stock and options for
 services rendered                          $  --            $651,517


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

NOTE 12 -     GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through September 30, 1998. The Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek additional financing through private placements of its common stock.

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

Activity regarding stock options is summarized as follows:

                                                          Number of Shares
                                                      --------------------------
                                                       September 30,   March 31,
                                                          1998            1998
                                                         --------        -------
                                                      (Unaudited)
     Options Granted:
          Beginning of year                              354,800         354,800
          Additional granted                                --              --
                                                         -------         -------
          End of year                                    354,800         354,800
                                                         =======         =======

     Options Exercised:
          Beginning of year                                  100             100
          Additional exercised                              --              --
          Expired                                           --
                                                         -------         -------
                                                                         -------
          End of year                                        100             100
                                                         =======         =======

     Options Outstanding at End of Year                     --              --
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

NOTE 15 -     RELATED PARTY TRANSACTIONS

The Company owes certain officers and directors royalties from the revenue of book sales. In addition, the Company owes a major shareholder royalties on active users of the Chequemate product. The total amount owing to these individuals as of September 30, 1998 and March 31, 1998 was $42,034 and $42,034, respectively.

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

NOTE 17 -     SALE OF ASSETS - RELATED PARTY

The Company entered into an agreement with TFL, L.L.C. to sell all of the assets of the Company's financial services business during the three months period ended September 30, 1998. The selling price of these assets was $50,000. The terms of the repayment are 25% of the TFL, L.L.C. profits until the $50,000 is repaid. The $50,000 must be repaid by October 31, 2001.

Item 2: Management's Discussion and Analysis of Financial condition and Results of Operation

General

         For more detailed information, please refer to the Unaudited Financial Statements for the period ending September 30, 1998 and the Audited Financial
Statements for the year ended March 31, 1998. A copy of these Financial Statements are included in Item 1 of this report.

         During the second quarter of the current fiscal year the Company continued to focus its efforts on developing and marketing the 3D Imaging System. As part of the focus on the 3D business segment, an in depth business plan has been written which the Company plans to use as its guide for the future. The plan addresses the major markets the Company anticipates to penetrate and the technique it plans to use. Also addressed is the timing for these different efforts and the capital necessary to fund such actions. One of the major pieces to the business plan is to launch a cable channel which will carry a combination of true 3D programming and 2D to 3D converted material. The programming will have a wide variety and is expected to include action and horror movies, sporting events, nature shows, animation, travel and documentary, and many others. The anticipated launch for the channel is January 1999. There can be no assurance that the Company will be able to successfully meet the goals of its business plan and raise the capital required to launch the channel in the anticipated time frame.

         For the quarter ended September 30, 1998, the Company generated revenues of $77,628, approximately 57% of total revenues came from sales related to the 3D Imaging System. In addition to the relationship with Home Shopping Network, the Company has begun to sell its 3D Imaging System on Value Vision which is a similar type of organization. The Company's results of operations and future earnings is dependent on its ability to further the development and marketing of the 3D Imaging System and related business segments. This dependence may cause significant volatility to the stock price, particularly on a quarterly basis.

         The Company has successfully sold the assets associated with the financial services division of the Company. The sale accomplished three major objectives according to management. First, it completed the total focus on the 3D business segment. Second, it decreased the monthly overhead, and third, it required minimum payment for the sold business segment with the opportunity of sharing in future profits depending upon the success of the purchasing group.

Results of Operations

Comparison of Quarters Ended September 30, 1998 and 1997

Gross Revenue

         For the quarter ended September 30, 1998, total gross revenue of the Company was $77,628 compared to $371,144 for the quarter ended September 30, 1997; a decrease of $293,516. The major portion of the decrease can be attributed to decreased revenue from the financial services division of the Company and other business segments that had previously been sold or closed according to the strategic plan to dispose of these business segments. The first revenues from the 3D Imaging System were recorded during the quarter ended September 30, 1997.

Gross Profit

         The Company experienced a gross profit loss for the quarter ended September 30, 1998 of $483 compared to gross profit income of $239,419 for the quarter ended September 30, 1997. The decrease can be attributed to lower revenues and the movement of older inventory near cost. Future gross profit and gross profit percentage can not be assured due to continued movement of older inventory.

Operating Expenses

         General and Administrative expenses for the quarter ending September 30, 1998 were $550,687 compared to $849,519 for the same quarter last year; a decrease of $298,832. The decrease is to due to the continuing focus on the 3D segment which caused the elimination of overhead associated with other business areas of the Company.

Net Loss

         The Company's net loss for the quarter ending September 30, 1998 was $806,789, a decrease of $181,524, when compared to the $988,313 loss for the quarter ended September 30, 1997. The improvement is due to decreases in expenses rather than increased revenue and gross profit.

Comparison of Six Month Periods Ended September 30, 1998 and 1997

Gross Revenue

         For the six month period ended September 30, 1998, total gross revenue of the Company was $167,376 compared to $594,093 for the six month period ended September 30, 1997; a decrease of $426,717. The major portion of the decrease can be attributed to decreased revenue from the financial services division of the Company. Further decreases were attributable to other business segments that had previously been sold or closed according to the strategic plan to dispose of these business segments.

Gross Profit

         Gross profit for the six month period ended September 30, 1998 was $61,131, compared to gross profit of $395,274 for the six months ended September 30, 1997. The decrease can be attributed to lower revenues and the movement of older inventory near cost. Future gross profit and gross profit percentage can not be assured due to continued movement of older inventory.

Operating Expenses

         General and Administrative expenses for the six month period ended September 30, 1998 were $991,842 compared to $1,663,246 for the same six month period last year; a decrease of $671,404. The decrease is to due to the continuing focus on the 3D segment which caused the elimination of overhead associated with other business areas of the Company.

Net Loss

         The Company's net loss for the six month period ended September 30, 1998 was $1,320,770, a decrease of $632,677, when compared to the $1,953,447 loss for the six month period ended September 30, 1997. The improvement is due to decreases in expenses rather than increased revenue and gross profit.

Liquidity and Capital Resources

         The Company is currently unable to finance its operations from cash flow from operating activities. The Company continues to finance its operations through the net proceeds from private placements of its equity. The Company has entered into negotiations to raise additional capital through two separate transactions. A preliminary term sheet has been executed for a $4 million line of credit arrangement requiring the issuance of common stock of the Company. A definitive agreement for this financing package is currently being negotiated, and material changes may be adopted, if the transaction is to be completed. Negotiations are also continuing regarding a newly offered $1 million dollar convertible debenture transaction that may be funded as early as December of this year. Discussions regarding these financing proposals are preliminary, and there is no assurance that such transactions will be completed. If either transaction is completed, the Company will be required to register the shares of common stock to be issued pursuant to the described arrangements.

          At September 30, 1998, the Company had current assets of $2,666,417 and current liabilities of $1,977,614 resulting in net working capital of $688,803 and a current ratio of 1.35. This is a decrease of $249,032 from the Company's working capital of $937,835 as of March 31, 1998. During the three month period the Company utilized approximately $328,012 in cash primarily to fund operations and to reduce liabilities. The Company's total liabilities as of September 30, 1998 were $1,978,952, a decrease of $38,759, when compared to total liabilities as of March 31, 1998.


Year 2000 Compliance

         The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using A00" as the year 1900 rather than the year 2000. This could result in a system/job failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business transactions.

         The Company utilizes and is dependent upon computer systems and software to conduct its business. The Company began a review of its computer systems and software applications during the first quarter of 1998. Preliminary indications are that most of Company's systems are already year 2000 compliant and that others can become compliant through manufacturer updates. The Company does not use any specialized software programmed internally in its operations, so there will be no need for expensive re-programming of this kind of system.

         The Company has initiated formal communications with all of its significant suppliers and larger customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The Company presently believes that with modifications to existing software and conversions to new software for those systems which may be affected, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

Forward-Looking Statements

         Certain matters in the above discussion contain "forward-looking statements". These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "antcipates," "expects," "estimates," or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements are included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                     PART II

Item 5. Other Information

C-3D Digital, Inc. Adopted as New Name. The issuer has filed in the state of Utah an application to conduct business under the assumed name of C-3D Digital, Inc. This name is more in keeping with the issuer's focus on its entertainment and communications business related to 3D technology. At the time of the next meeting of shareholders of the issuer, management contemplates submitting a proposal to amend the Articles of Incorporation to reflect this new name.

Sale of Financial Services Business. Independent members of the Board of Directors acted on November 6, 1998 to approve the sale of the financial services business of the issuer to TFL, L.L.C., a Utah limited liability company. A definitive sales agreement was executed on November 12, 1998. A complete copy of the sales agreement is included as an exhibit to this report. The sale was made in order to pursue the newly developed business plan of the issuer. This strategic business plan is premised upon focusing on the three dimensional imaging technology of the issuer. The notion of spinning off the business segments of the issuer which are not related to the issuer's communication and entertainment business has long been a matter under consideration by management.

         In conjunction with this sale, the issuer has transferred to the purchaser the Chequemate trademark which has been identified with the financial services business formerly conducted by the issuer.

         As part of the consideration for the transaction, the purchaser has agreed to assume all operational expenses of the financial services business segment from September 1st of this year. The balance of the purchase price consists of a percentage of the net profits of the business segment from the closing of the transaction until September 30, 2001, with a Fifty Thousand Dollar minimum payment obligation. The physical assets sold in the transaction are limited. Such tangible assets are listed in the Exhibit AA@ which is included with the sales agreement attached to this report. The remaining assets are intangibles; including trademarks, proprietary information and other intellectual property.

         The purchase price and all material terms of the agreement were established in arm's length negotiations with an independent third party. After the issuer achieved the best possible terms for the transaction, the proposed purchaser declined to proceed with the closing of the transaction. With the transaction stalemated in this manner, Ken and Marci Redding (two former employees of the issuer), agreed to step into the shoes of the independent third party and consummate the transaction on the same terms in all material respects. This purchase was completed by the Reddings through a limited liability company which they control. Because Ken and Marci Redding were former employees of the issuer (and are the son-in-law and daughter respectively of the Chairman of the board of directors of the issuer), the substitution of the Reddings as purchasers in the transaction was disclosed to the board of directors and the terms of the transaction were approved a second time. Upon this latter vote, the Chairman abstained from voting. The final sales transaction was approved by the unanimous action of the independent board members.

Acquisition of Assets of Alpha Broadcasting Communications. The issuer has executed a letter of intent to purchase certain assets of Coast Broadcasting, Inc., a Nevada corporation, doing business in Arizona as Alpha Broadcasting Communications. The due diligence review of the issuer is continuing. Pursuant to the terms of the letter of intent, the due diligence period is to expire on November 30th. A definitive purchase agreement is being prepared as the due diligence review is proceeding. A copy of the definitive agreement will be filed as a material contract exhibit to a subsequent Form 8-K report of the issuer. The closing of the transaction is anticipated to take place as early as December 1, 1998.

         The principal assets to be acquired are contracts for providing pay-per-view movies and cable TV services to 2,854 hotel rooms in 19 hotels located principally in the states of Arizona and California.

         The second principal category of assets consists of tangible equipment used to deliver the pay-per-view services. The acquisition of these contracts and equipment is the initial step in enhancing these services by providing the 3D imaging technology of the issuer in the hotel and lodging business market. Management anticipates that the revenues from this market segment will cover operating expenses and be profitable in the first quarter following the acquisition.

         The purchase price for the assets consists of a cash down payment of $60,000.00 and the issuance of 250,000 shares of restricted common stock of the issuer. The balance of the purchase price (in the amount of $440,000.00), will be carried for eighteen months at an interest rate of 10% APR with monthly payments of interest only. Total consideration for the transaction is deemed to be $1 million. The value of the assets acquired is based principally on an estimated value of the contracts for the hotel pay-per-view services and on the fair market value of the tangible equipment. It is anticipated that these estimated values will by verified by independent parties having expertise in the pay-per-view hotel/lodging industry, and with cable and related equipment. These evaluations are to be completed prior to the closing of the transaction.

         There are no known material relationships between Alpha Broadcasting Communications, its officers, directors and owners, and the officers, directors and affiliates of the issuer. Paul LaBarre, the vice president and a 50% shareholder of the selling corporation is a personal acquaintance of the Chief Executive Officer of the issuer. Such individuals do not have any common business investments or contractual obligations.

         The consummation of the Alpha asset acquisition transaction is subject to the due diligence investigation of the company and other contingencies. Management is optimistic that the transaction will be favorably completed in the fourth quarter of 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.       Description
-----------       -----------
     10           Asset  Purchase  Agreement  for  the  Sale  of  the  Financial
                  Services Business
     27           Financial Data Schedule (for SEC use only)

(b)      Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHEQUEMATE INTERNATIONAL, INC.


/s/ Michael Heil
-------------------------------------                ---------------------------
J. Michael Heil                                      Date
Chief Executive Officer


/s/ Steve Anderson
-------------------------------------                ---------------------------
Steve Anderson                                       Date
Chief Financial Officer