Form 10QSB/A
period 1998-09-30
CHEQUEMATE INTERNATIONAL INC
filed 1998-12-18
CIK 850218

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                TABLE OF CONTENTS
                                -----------------


                           PART I-Financial Statements
                           ------

Item 1.  Financial Statements

ACCOUNTANTS' REPORT                                                        5

UNAUDITED CONSOLIDATED BALANCE SHEETS                                      6-7

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                            8

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                             9-10

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                       11-19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL INFORMATION                                                        20

RESULTS OF OPERATIONS                                                      21-22

LIQUIDITY AND CAPITAL RESOURCES                                            22

YEAR 2000 COMPLIANCE                                                       23


                            PART II-Other Information
                            -------


Item 2. Changes in Securities and Use of Proceeds                          24-25

Item 5. Other Information                                                  25-27

Item 6. Exhibits and Reports on Form 8-K                                   27

         Exhibit #10                                                       29-47

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

                                     PART II


Item 2.  Changes in Securities and Use of Proceeds

Sales of Equity Securities Pursuant to Regulation S

         The following table shows sales of securities of the Company sold since June 30, 1998 pursuant to Regulation S promulgated by the Securities and Exchange Commission. The securities were all restricted common stock, and shall remain as restricted securities for the one-year distribution compliance period. The facts relied upon to satisfy the exemption were as follows:

         (a) The Regulation S stock purchasers (the "Purchasers") were not U.S. persons as that term is defined under Regulation S.

         (b) At the time the buy orders were originated, the Purchasers were outside the U.S. and were outside the U.S. as of the date of the execution and delivery of any subscription agreements.

         (c) Purchasers purchased the shares for their own account and not on behalf of any U.S. person; the sales had not been pre-arranged with a purchaser in the U.S.; and all offers and resale of the securities were only made in compliance with the provisions of Regulation S.

         (d) The Purchasers were not entities organized under foreign law by a U.S. person, as defined in Regulation S Rule 902(k), for the purpose of investing in unregistered securities, unless the Purchasers were organized and owned by accredited investors, as defined in Regulation D, Rule 501(a), who are not natural persons, estates or trusts.

         (e) The transactions were not purchases pursuant to a fiduciary account where a U.S. person, as defined in Regulation S Rule 902(o), had discretion to make investment decisions for the account.

         (f) To the knowledge of the Registrant, all offers and sales of the Regulation S shares by Purchasers prior to the expiration of a one-year distribution compliance period have only been made in compliance with the safe harbor contained in Regulation S, or pursuant to an exemption from registration.

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

         (i) The Purchasers understood that the shares were being offered and sold to them in reliance on specific exemptions from the registration requirements of United States Federal and State securities laws and that the Registrant was relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgments and understandings of the Purchasers.


--------------------------------------------------------------------------------
    Date of Sale                   Amount of Securities          Offering Price
--------------------------------------------------------------------------------
August 26, 1998                         100,000                       $.50
--------------------------------------------------------------------------------
September 23 and 24, 1998               325,000                       $.50
--------------------------------------------------------------------------------
October 5, 1998                         225,000                       $.50
--------------------------------------------------------------------------------
October 29 and 30, 1998                 325,000                       $.50
--------------------------------------------------------------------------------
November 2, 1998                        125,000                       $.50
--------------------------------------------------------------------------------
November 30, 1998                       400,000                      $1.00
--------------------------------------------------------------------------------

Sales of Equity Securities Pursuant to Regulation D

         The following table shows sales of securities of the Company sold since June 30, 1998 pursuant to Regulation D promulgated by the Securities and Exchange Commission. The securities were all restricted common stock.

--------------------------------------------------------------------------------
  Date of Sale           Amount of Securities          Offering Price
--------------------------------------------------------------------------------
July 2, 1998                  80,645                        $.62
--------------------------------------------------------------------------------
July 10, 1998                 32,841                        $.61
--------------------------------------------------------------------------------
July 16, 1998                 85,470                        $.59
--------------------------------------------------------------------------------
August 8, 1998                38,835                        $.52
--------------------------------------------------------------------------------
September 3, 1998             100,000                       $.40
--------------------------------------------------------------------------------
September 23, 1998            200,000                       $.34
--------------------------------------------------------------------------------

         Because of the restricted nature of the shares sold pursuant to the described Regulation S and Regulation D transactions, the sales prices for the shares were discounted from the market price on the date of the sales of the stock. There were no underwriter discounts or commissions with regard to any of these transactions.

         All Regulation S sales were to non-U.S. persons, including private investment firms. The Regulation D sales were to accredited investors.

         The Company has a commitment authorizing the Company to continue to sell restricted shares pursuant to Regulation S to non-U.S. persons at the price of $1.00 per share for a maximum of $400,000 a month. The Company continues to endeavor to find the most favorable terms for its capital transactions. The Company will continue to utilize Regulation S transactions to provide the primary funding for its business plan until it no longer becomes necessary.


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