Form 10QSB
period 1998-12-31
CHEQUEMATE INTERNATIONAL INC
filed 1999-02-16
CIK 850218

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For Quarterly Period Ended: December 31, 1998


                       Commission File Number:33-385-11-FW


                         CHEQUEMATE INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Utah                         76-0279816
           --------------------------------------------------------
           (State or other jurisdiction         (I.R.S. Employer
           of incorporation or organization)    Identification No.)

            57 West 200 South, Suite 350; Salt Lake City, Utah 84101
            --------------------------------------------------------
                    (Address of principal executive offices)


                                 (801) 322-1111
                           ---------------------------
                           (Issuer's Telephone Number)


         Check whether the Issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the
         past 90 days .     YES  X    NO
                               -----    -----


State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date:
                          February 9, 1999: 18,326,951

                  Transitional Small Business Format: YES     NO  X
                                                         -----  -----

                                TABLE OF CONTENTS
                                -----------------


                           PART I-Financial Statements
                           ------

Item 1.  Financial Statements

ACCOUNTANTS' REPORT                                                        5

UNAUDITED CONSOLIDATED BALANCE SHEETS                                      6-7

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                            8

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                             9-10

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                       11-19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL INFORMATION                                                        20

RESULTS OF OPERATIONS                                                      21-22

LIQUIDITY AND CAPITAL RESOURCES                                            23

YEAR 2000 COMPLIANCE                                                       23


                            PART II-Other Information
                            -------

Item 2. Changes in Securities and Use of Proceeds                          24-26

Item 5. Other Information                                                  26

Item 6. Exhibits and Reports on Form 8-K                                   27

Exhibit 10.1                                                               29

Exhibit 10.2                                                               49

Exhibit 10.3                                                               59

                         CHEQUEMATE INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 1998 and March 31, 1998

                                 C O N T E N T S



Independent Accountants' Report.............................................. 5

Consolidated Balance Sheets.................................................. 6

Consolidated Statements of Operations........................................ 8

Consolidated Statements of Cash Flows........................................ 9

Notes to Consolidated Financial Statements................................... 11

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Board of Directors and Stockholders
Chequemate International, Inc.
Salt Lake City, Utah  84101

The accompanying consolidated balance sheets of Chequemate International, Inc., and its subsidiaries as of December 31, 1998 and the related consolidated statements of operations and cash flows for the three months and nine months ended December 31, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.

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




Jones, Jensen & Company
Salt Lake City, Utah
February 1, 1999

                         CHEQUEMATE INTERNATIONAL, INC.
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                         December 31,  March 31,
                                                            1998         1998
                                                         ----------   ----------
                                                        (Unaudited)
CURRENT ASSETS

   Cash                                                  $  739,901   $  220,840
   Accounts receivable - net of allowances of $153,446
    and $115,000                                            244,633       24,305
   Prepaid expenses                                          52,561       11,259
   Inventory (Note 2)                                     3,056,630    2,684,378
                                                         ----------   ----------

     Total Current Assets                                 4,093,725    2,940,782
                                                         ----------   ----------

PROPERTY AND EQUIPMENT (Note 3)                             528,098      200,335
                                                         ----------   ----------

OTHER ASSETS

   Organization costs and product rights (Note 1)         2,499,703    2,657,296
   Refundable deposits                                      290,704        8,053
   Investments in subsidiaries                                3,000        3,000
                                                         ----------   ----------

     Total Other Assets                                   2,793,407    2,668,349
                                                         ----------   ----------

     TOTAL ASSETS                                        $7,415,230   $5,809,466
                                                         ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                         CHEQUEMATE INTERNATIONAL, INC.
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         December 31,     March 31,
                                                            1998            1998
                                                        ------------    ------------
                                                        (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                     $  1,112,652    $  1,584,576
   Related party accounts payable (Note 15)                   42,034          42,034
   Customer deposits                                            --            54,724
   Accrued expenses                                           86,439          43,339
   Income tax payable (Note 1)                                   500             500
   Accrued interest - related party (Note 5)                  65,903          65,903
   Current portion  related party (Note 5)                   150,000         156,802
   Current portion long-term debt (Note 6)                   260,074          50,080
   Current portion capital lease (Note 7)                     25,845           4,989
                                                        ------------    ------------

     Total Current Liabilities                             1,743,447       2,002,947
                                                        ------------    ------------

LONG-TERM LIABILITIES

   Long-term debt (Note 6)                                 1,190,000          11,976
   Capital lease obligations (Note 7)                           --             2,788
                                                        ------------    ------------

     Total Long-Term Liabilities                           1,190,000          14,764
                                                        ------------    ------------

     Total Liabilities                                     2,933,447       2,017,711
                                                        ------------    ------------

STOCKHOLDERS' EQUITY

   Common stock, $0.0001 par value 500,000,000 shares
    authorized, 17,630,163 and 14,088,650 shares
    outstanding, respectively                                  1,763           1,409
   Subscribed stock (Note 4)                               2,064,874       4,022,970
   Capital in excess of par                               19,496,379      14,960,783
   Accumulated deficit                                   (17,081,233)    (15,193,407)
                                                        ------------    ------------

     Total Stockholders' Equity                            4,481,783       3,791,755
                                                        ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  7,415,230    $  5,809,466
                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                         CHEQUEMATE INTERNATIONAL, INC.
                      Consolidated Statements of Operations

                                 For the Three Months Ended       For the Nine Months Ended
                                        December 31,                     December 31,
                                ----------------------------    ----------------------------
                                    1998            1997            1998            1997
                                ------------    ------------    ------------    ------------
REVENUES                        $    275,937    $    351,405    $    443,313    $    945,498

COST OF SALES                        144,330         226,458         250,575         425,277
                                ------------    ------------    ------------    ------------

GROSS PROFIT                         131,607         124,947         192,738         520,221
                                ------------    ------------    ------------    ------------

EXPENSES

   Selling expenses                   84,448         726,109         299,957       1,412,955
   General and administrative        606,811         652,565       1,599,581       2,315,829
                                ------------    ------------    ------------    ------------

     Total Expenses                  691,259       1,378,674       1,899,538       3,728,784
                                ------------    ------------    ------------    ------------

     Loss from Operations           (559,652)     (1,253,727)     (1,706,800)     (3,208,563)
                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Loss on sale of assets               --              --          (165,167)           --
   Other income                         --           136,981            --           136,981
   Interest income                       782            --               782          12,913
   Interest expense                   (9,258)         (3,388)        (16,641)        (14,912)
                                ------------    ------------    ------------    ------------

     Total Other Income
       (Expense)                      (8,476)        133,593        (181,026)        134,982
                                ------------    ------------    ------------    ------------

NET LOSS BEFORE INCOME
 TAXES                              (568,128)     (1,120,134)     (1,887,826)     (3,073,581)

INCOME TAX PROVISION                    --               300            --               300
                                ------------    ------------    ------------    ------------

NET LOSS                        $   (568,128)   $ (1,120,434)   $ (1,887,826)   $ (3,073,881)
                                ============    ============    ============    ============

BASIC LOSS PER SHARE            $      (0.03)   $      (0.08)   $      (0.12)   $      (0.23)
                                ============    ============    ============    ============

BASIC AVERAGE NUMBER
 OF SHARES OUTSTANDING            16,333,630      13,463,717      16,333,630      13,463,717
                                ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.


                         CHEQUEMATE INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flows

                                                For the Three Months Ended    For the Nine Months Ended
                                                       December 31,                   December 31,
                                                --------------------------    --------------------------
                                                   1998           1997           1998           1997
                                                -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

   Net (loss)                                   $  (568,128)   $(1,120,434)   $(1,887,826)   $(3,073,881)
   Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
     Depreciation and amortization                   54,732         96,158        209,296        369,894
     (Increase) decrease in accounts
      receivable                                   (159,132)      (111,481)      (258,774)      (105,678)
     (Increase) decrease in inventory              (608,928)        45,983       (372,252)    (2,679,991)
     (Increase) decrease in prepaid expense         (41,753)        58,860        (41,302)       (63,186)
     (Increase) decrease in deposits               (282,651)          --         (282,651)          --
     Increase (decrease) in accounts payable       (405,902)       136,135       (260,930)     1,357,962
     Increase (decrease) in short-term debt          57,724       (225,000)          --         (300,000)
     Increase (decrease) in accrued expenses            879        (78,833)        43,100        (51,754)
     Increase (decrease) in customer deposits       (54,724)          --          (54,724)          --
     Increase (decrease) in income taxes
      payable                                          --             --             --             (400)
                                                -----------    -----------    -----------    -----------

       Net Cash (Used) by Operating
        Activities                               (2,007,883)    (1,198,612)    (2,906,063)    (4,547,034)
                                                -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

   Sale of software                                    --          446,058           --          446,058
   Equipment purchase                              (315,898)          --         (315,898)       (74,326)
   Investment in subsidiary                            --         (100,000)          --         (100,000)
                                                -----------    -----------    -----------    -----------

       Net Cash (Used) by Investing
        Activities                                 (315,898)       346,058       (315,898)       271,732
                                                -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

   Proceeds from common stock                     1,818,104        742,121      2,578,926      1,009,929
   Proceeds from subscribed stock                      --             --             --        3,203,000
   Payments of capital leases                        (5,604)        (1,143)        (7,054)        (6,034)
   Proceeds from notes                            1,190,000           --        1,190,000           --
   Payments of long-term debt                       (19,778)       (25,172)       (20,850)       (68,341)
                                                -----------    -----------    -----------    -----------

       Net Cash Provided by Financing
        Activities                              $ 2,982,722    $   715,806    $ 3,741,022    $ 4,138,554
                                                -----------    -----------    -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                         CHEQUEMATE INTERNATIONAL, INC.
                Consolidated Statements of Cash Flows (Continued)

                                  For the Three Months Ended    For the Nine Months Ended
                                         December 31,                   December 31,
                                    -----------------------      -----------------------
                                       1998          1997           1998          1997
                                    ---------     ---------      ---------     ---------
NET INCREASE (DECREASE) IN CASH     $ 658,941     $(136,748)     $ 519,061     $(136,748)

CASH AT BEGINNING PERIOD               80,960       165,536        220,840       165,536
                                    ---------     ---------      ---------     ---------

CASH AT END OF PERIOD               $ 739,901     $  28,788      $ 739,901     $  28,788
                                    =========     =========      =========     =========


   The accompanying notes are an integral part of these financial statements.

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                      December 31, 1998 and March 31, 1998


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The Company's accounting policies reflect practices of the software sales, 3D electronic device sales and services industries and conform to generally accepted accounting principles. Certain prior year amounts have been reclassified to be consistent with the March 31, 1998 presentation. The following policies are considered to be significant:

              Principles of consolidation
              ---------------------------

              The consolidated financial statements include the accounts of the Company and its subsidiaries, Families in Focus, Inc., AC&T Direct, Chequemate Third Dimension, Inc. and Chequemate Tele-Services, Inc. All significant intercompany accounts and transactions have been eliminated.

              Revenue recognition
              -------------------

              Revenue is recognized on an accrual basis upon deliver of the software or product. Revenue consists of software sales, product sales, license fees, and monthly service fees.

              Organization costs and product rights
              -------------------------------------

              Organization and production costs have been capitalized and amortized over five years using a straight line method. The total amortization of organizational and production costs for the nine months ended December 31, 1998 and for the year ended March 31, 1998 amounted to $121,754 and $427,575 , respectively.

              Property and equipment
              ----------------------

              Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:
                                                                 Years
                                                                 -----
                        Office equipment                            5
                        Office furniture                          5-7
                        Machinery and equipment                     5
                        Leasehold improvements                    3-5
                        Capital leases                            3-5

              Organization costs and product rights                        Net Book Value
              -------------------------------------                   -----------------------
                                                                       March 31,     Dec. 31,
                                   Term        Cost     Amortization     1998         1998
                                  -------   ----------   ----------   ----------   ----------
              Product rights      5 years   $2,972,167   $  472,464   $2,580,574   $2,499,703
              Training video      5 years         --           --         76,722         --
              Organization cost   5 years       17,261       17,261         --           --
                                  -------   ----------   ----------   ----------   ----------
                                            $2,989,428   $  489,725   $2,657,296   $2,499,703
                                            ==========   ==========   ==========   ==========

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                      December 31, 1998 and March 31, 1998


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

              Income taxes
              ------------

              The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $17,000,000 available to offset future federal and state income tax through 2013. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such benefit cannot be assured.

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

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                      December 31, 1998 and March 31, 1998

NOTE 2 -       INVENTORY
                                                      December 31,          March 31,
                                                         1998                 1998
                                                   -----------------    ---------------
                                                       (Unaudited)
                      Finished goods               $       1,610,510    $     1,238,258
                      WIP                                    124,243            124,243
                      Raw goods                            1,321,877          1,321,877
                                                   -----------------    ---------------

                                                   $       3,056,630    $     2,684,378
                                                   =================    ===============

              The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment as of December 31, 1998 and March 31, 1998 are detailed in the following summary:

                                                                                     Net Book Value
                                                                               -------------------------
                                                               Accumulated     December 31,    March 31,
                                                    Cost       Depreciation       1998           1998
                                                  --------       --------       --------       --------
                                                                                   (Unaudited)
              Office furniture and fixtures       $ 61,147       $ 36,262       $ 24,885       $ 33,237
              Machinery and equipment              594,975        113,270        481,705        161,464
              Capital leases                        26,877         25,603          1,274          2,707
              Leasehold improvements                24,581          4,347         20,234          2,927
                                                  --------       --------       --------       --------

                   Total                          $707,580       $179,482       $528,098       $200,335
                                                  ========       ========       ========       ========

              Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the nine months ended December 31, 1998 and the year ended March 31, 1998 amounted to $87,542 and $70,209, respectively.

NOTE 4 -      STOCKHOLDERS' EQUITY

              The Company is  authorized to issue  500,000,000  shares of common
              stock,  par  value  $.0001.   Currently  the  Company  has  issued
              17,630,163 shares of common stock.

              During the period from April 1993 through March 1998, the Company issued 2,913,961 shares of common stock pursuant to a private placement. These shares were offered under Regulation S to non U.S. persons.

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                      December 31, 1998 and March 31, 1998


NOTE 4 -      STOCKHOLDERS' EQUITY (Continued)

              The Company continued the subscription of Regulation S stock in the current period. The Company's plans are to continue placing stock through private placements to fund the growth requirements of the Company. As part of the private placement, the Company received $2,064,874 for the sale of approximately 2,200,000 shares of common stock. The Company has accounted for the transaction as subscribed stock until the stock could be issued.

NOTE 5 -      RELATED PARTIES

              Notes payable to related parties as of December 31, 1998 and March
              31, 1998 are detailed in the following summary:
                                                                                   December 31,            March 31,
                                                                                      1998                   1998
                                                                                -----------------     -----------------
                                                                                  (Unaudited)
              Note payable to Chairman; due on demand, with an
               interest rate of 10.4%.                                          $         150,000     $         135,000

              Note payable to Chairman;  due in monthly interest installments of
               $930  with an  interest  rate  of 12%;  due  December  31,  1998;
               unsecured;
               accrued interest of $71,602 is due.                                         --                    21,802
                                                                                -----------------     -----------------

                   Total related party notes payable                                      150,000               156,802

                   Less: current portion                                                 (150,000)             (156,802)
                                                                                -----------------     -----------------
                   Long-term portion                                            $          --         $          --
                                                                                =================     =================

              Maturities of the related party notes payable are as follows:

                                                   Period ending December 31,   1998                  $         150,000
                                                                                1999                             --
                                                                                                      -----------------

                                                                                Total                 $         150,000
                                                                                                      =================

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                      December 31, 1998 and March 31, 1998

NOTE 6 -      LONG-TERM DEBT

              Notes payable as of December 31, 1998 and March 31, 1998 are detailed in the following summary:

                                                                           December 31,            March 31,
                                                                              1998                   1998
                                                                        -----------------     -----------------
                                                                           (Unaudited)
              Note payable to a company; due in monthly
               payments of $19,000, which includes interest
               at 6%, unsecured.                                        $         210,994     $         --

              Note payable to a company;  due May 1, 2000,
               option to convert to common stock, interest at 10%,
               unsecured.                                                         440,000               --

              Convertible 8% debenture; due December 21, 2001.
                Interest due quarterly, unsecured.                                750,000               --

              Note payable to a company; due in monthly
               installments of $3,244 which includes
               interest at 8%; due July, 1999, unsecured.                          49,080                62,056
                                                                        -----------------     -----------------

                   Total long-term debt                                         1,450,074                62,056

                   Less: current portion                                         (260,074)              (50,080)
                                                                        -----------------     -----------------

                   Long-term portion                                    $       1,190,000     $          11,976
                                                                        =================     =================

              Maturities of long-term debt are summarized below:

                                                  Period ending December 31   1999,          $         260,074
                                                                              2000                      440,000
                                                                              2001                      750,000
                                                                              2002                       --
                                                                              2003                       --
                                                                                              -----------------

                                                                             Total            $       1,450,074
                                                                                              =================
NOTE 7 -      LEASES

              All noncancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards
              Board Statement No. 13, "Accounting for Leases".

              The following analysis  represents property under capital lease at
              December 31, 1998 and March 31, 1998:
                                                                           December 31,            March 31,
                                                                              1998                   1998
                                                                        -----------------     -----------------
                                                                            (Unaudited)
                           Equipment                                    $          26,877     $          26,877
                           Less: accumulated depreciation                         (25,603)              (24,170)
                                                                        -----------------     -----------------

                           Net property under capital lease             $           1,274     $           2,707
                                                                        =================     =================

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                      December 31, 1998 and March 31, 1998


NOTE 7 -      LEASES (Continued)

              At December 31, 1998, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                                             Capital              Operating
                                                                              Leases                Leases
                                                                        -----------------     -----------------
              Period ended December 31,
                  1999                                                  $           4,070     $         184,649
                  2000                                                              3,561               166,941
                  2001                                                             --                   146,169
                  2002                                                             --                    31,368
                  later years                                                      --                    --
                                                                        -----------------     -----------------
              Total minimum lease payments                                          7,631               529,127
                  Less: interest                                                   (1,304)
                                                                        -----------------
                  Present value of net minimum lease payment                        6,327
                  Less: current portion                                            (6,327)
                                                                        -----------------
                  Capital lease obligations payable long-term           $          --
                                                                        =================

              Rental  expense for the years ended  December 31, 1998 amounted to $95,262.

NOTE 8 -      CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

              Cash flow information
                                                                           December 31,            March 31,
                                                                               1998                  1998
                                                                        -----------------     -----------------
                                                                           (Unaudited)

              Interest paid                                             $          16,641     $          18,478

              Interest received                                         $          --         $          24,152

              Income taxes paid                                         $          --         $             400

              Non-cash investing and financing activities

              For the nine months  ending  December 31, 1998 and March 31, 1998,
              the  Company  incurred  the  following   non-cash   investing  and
              financing activities.

                                                                           December 31,           March 31,
                                                                              1998                   1998
                                                                        -----------------     -----------------
                                                                           (Unaudited)

              Capital lease obligations incurred                         $         --         $          --

              Issuance of stock and options for
               services rendered                                         $         --         $         651,517

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                      December 31, 1998 and March 31, 1998


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

              On December 8, 1998, the Company entered into an asset purchase agreement to acquire certain of the assets of Alpha Broadcasting Communications. The assets consist mainly of inventory and equipment.

NOTE 12 -     GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 1998. The Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek additional financing through private placements of its common stock.

              Management has formulated a plan to seek additional financing from outside investors and through Reg. S offerings to non U.S. persons. Management is proceeding with a merger with a U.S. company to better enhance marketing of its '3-D' product. In addition, the Company is seeking a joint venture with a national hotel chain to use its '3-D' technology.

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                      December 31, 1998 and March 31, 1998


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

              Activity regarding stock options is summarized as follows:

                                                                     Number of Shares
                                                         ---------------------------------------
                                                            December 31,           March 31,
                                                               1998                   1998
                                                         -----------------     -----------------
                                                            (Unaudited)
              Options Granted:
                   Beginning of year                               354,800               354,800
                   Additional granted                               --                    --
                                                         -----------------     -----------------
                   End of year                                     354,800               354,800
                                                         =================     =================

              Options Exercised:
                   Beginning of year                                   100                   100
                   Additional exercised                             --                    --
                   Expired                                          --                    --
                                                         -----------------     -----------------
                   End of year                                         100                   100
                                                         =================     =================

              Options Outstanding at End of Year                    --                    --
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

                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                      December 31, 1998 and March 31, 1998


NOTE 15 -      RELATED PARTY TRANSACTIONS

               The Company owes certain officers and directors royalties from the revenue of book sales. In addition, the Company owes a major shareholder royalties on active users of the Chequemate product. The total amount owing to these individuals as of December 31, 1998 and March 31, 1998 was $42,034 and $42,034, respectively.


NOTE 16 -      SALE OF ASSETS - RELATED PARTY

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

Item 2: Management's Discussion and Analysis of Financial condition and Results of Operation

General

               For more detailed information, please refer to the Unaudited Financial Statements for the nine month period ending December 31, 1998. A copy of these Financial Statements are included in Item 1 of this report.

               The Company's business strategy is based on leveraging its patented 3D technology. In 1997 the Company acquired the exclusive rights to a digital imaging system that allows the creation of 3D images on any television. The system is capable of displaying pre-processed stereoscopic imagery, or converting two-dimensional media into three-dimensional images in real time. The 3D Imaging System accepts NTSC or PAL compatible signals from network broadcasts, video game consoles, satellite transmissions, video input from a signal source, VCR's or any video component. After receiving a composite input from a signal source, the system digitally processes the images and displays them in real time on any standard television.

               The Company is now launching the first television network to exclusively offer 3D programming to satellite dish owners, cable TV subscribers and hotel guests through a pay-per- view delivery system. The Company's 3D network was launched by SpaceNet to the C-Band satellite market in January of 1999. C-Band satellite subscribers utilize the large satellite dishes, whereas Direct to Home or "DTH" subscribers utilize much smaller dishes. The 3D channel will be both a subscriber and advertiser supported television network. The Company's strategy is to become a premier niche television channel utilizing its proprietary technology. 3D programming will be geared toward television viewers who are looking for a new level of entertainment. Content for the channel will be a combination of modified two-dimensional material, and original and acquired 3D material. The 3D channel should prove attractive to cable stations and DTH carriers since they share in the monthly subscription fee. As the number of subscribers grows, the network will be positioned to generate advertising revenue.

               The Company has chosen to penetrate the C-Band market first because it can be done quickly and inexpensively while meeting the pent-up demand of C-Band owners for more programming. This market has an estimated subscriber base of more than 2 million customers. These customers have made a significant investment in the eight to twelve foot satellite dish needed to receive television reception. As an industry, C-Band technology is still the most widely used delivery method to transmit and receive television programing to cable operators in the U.S.

               The second phase of the roll out strategy is focused on cable TV. With over 65 million subscribers, the cable industry is the largest of the four television entertainment broadcast mediums. With a limited ability to increase the number of homes passed, cable operators are always looking for new programming niches to increase their revenue base. The Company has begun discussions with several Multiple Systems Operators (MSO's).

               The third phase of the roll out is focused on the 7.6 million Direct to Home (DTH) subscribers that use the 18 to 24 inch dish and receiver systems. The DTH market has been in existence for a relatively short period but has enjoyed very strong growth. This growth is expected to continue as DTH offers a very attractive alternative to cable. It offers more television programming, an acceptable installation process, is priced competitively, has better picture and audio quality, more pay-per-view options and specialized "niche" channels. The Company is in the process of evaluating the most favorable digital platform for its launch.

               The fourth phase will be focused on the lodging industry. By differentiating programming and offering a unique 3D television viewing option, the Company believes that lodging properties will increase pay-per-view buy rates simply through consumer curiosity.

               The Company has been able to successfully begin the implementation of its business plan during the past quarter. Some of the key elements of the business plan which have already been accomplished were securing the satellite space segment and uplink service, opening an Los Angeles office to help in the production and acquisition of 3D content, and securing advertising to help promote the new 3D channel. An informational piece has already been produced to explain the new 3D channel and how people can subscribe and obtain the proper equipment. This show which lasts approximately 30 minutes will be shown on our own network and can also be placed as advertisements on other broadcast networks. The satellite space that has been secured for the broadcasting of our channel is located on GE Spacenet 3R, Transponder 5. The programming is expected to include a wide variety of choices including action and horror movies, sporting events, nature shows, animation, travel and documentary, and many others.

               For the quarter ended December 31, 1998, the Company generated revenues of $275,937 approximately 51% of total revenues came from sales related to the 3D Imaging System. Five percent of revenues was from the newly acquired hotel pay-per-view business and 44% of revenue from acting as a re-seller of 3D graphic software. In addition to these sources of revenue, the Company also anticipates future revenues to come from subscribers to the 3D network, contracts with cable and satellite providers, and advertising revenue. The Company's results of operations and future earnings is dependent on its ability to further the implementation of its business plan and generate greater revenues. This dependence may cause significant volatility to the stock price, particularly on a quarterly basis.

               The  Company  was  also  able to  successfully  close  the  asset purchase from Alpha Broadcasting and immediately step into the hotel pay-per-view business. This not only gives the Company an instant source of revenue, but also another distribution channel for its 3D technology.

Results of Operations

Comparison of Quarters Ended December 31, 1998 and 1997

Gross Revenue

               For the quarter ended December 31, 1998, total gross revenue of the Company was $275,937 compared to $351,405 for the quarter ended December 31, 1997; a decrease of $75,468. However, revenues increased by nearly $200,000 when compared to the quarter which ended September 30, 1998. The reason for this sudden climb is an increase in sales from the 3D Imaging as well as new sources of revenue from the hotel pay-per-view business and the reselling of graphic 3D software.

Gross Profit

               The Company experienced a gross profit for the quarter ended December 31, 1998 of $131,607 compared to gross profit of $124,947 for the quarter ended December 31, 1997. The increase can be attributed to better profit margins from the pay-per-view business and 3D software along with more sales from the 3D Imaging system.

Operating Expenses

               General and Administrative along with Selling expenses for the quarter ending December 31, 1998 were $691,259 compared to $1,378,674 for the same quarter last year; a decrease of $687,415. The decrease is to due to the continuing focus on the 3D segment which caused the elimination of overhead associated with other business areas of the Company.

Net Loss

               The Company's net loss for the quarter ending December 31, 1998 was $568,128 a decrease of $552,306, when compared to the $1,120,434 loss for the quarter ended December 31, 1997. The improvement is due to a slight increase in gross profit and considerable decrease in expenses. The large decrease in expenses and the corresponding improvement in the net loss is due to the strategic decision to dispose of the financial services segment of the corporation. It is anticipated that expenses will increase to support the new 3D channel and provide more marketing dollars. It is expected that this increase in expenses will be offset however by an increasing revenue stream.

Comparison of Nine Month Periods Ended December 31, 1998 and 1997

Gross Revenue

               For the nine month period ended December 31, 1998, total gross revenue of the Company was $443,313 compared to $945,498 for the nine month period ended December 31, 1997; a decrease of $502,185. The lower revenue number can be in part attributed to revenue which was lost due to selling the financial services segment of the corporation. This action however was successful in cutting expenses and focusing efforts on the 3D technology. During the quarter just ended, the new revenue sources related to 3D technology have taken hold and started to significantly replace any revenue that was lost.

Gross Profit

               Gross profit for the nine month period ended December 31, 1998 was $192,738 compared to gross profit of $520,221 for the nine months ended
December 31, 1997. Much like the revenue, gross profit over the nine month period is lower due to the strategic decisions which took place. However, with the new revenue sources, the quarterly gross profit actually increased when compared to last year.

Operating Expenses

               General and Administrative expenses for the nine month period ended December 31, 1998 were $1,599,581 compared to $2,315,829 for the same nine month period last year; a decrease of $716,248. The decrease is to due to the continuing focus on the 3D segment which caused the elimination of overhead associated with other business areas of the Company.

Net Loss

               The Company's net loss for the nine month period ended December 31, 1998 was $1,887,826 a decrease of $1,185,755, when compared to the $3,073,881 loss for the nine month period ended December 31, 1997. The improvement is due to decreases in expenses related to the disposed financial services segment of the corporation rather than increased revenue and gross profit.

Liquidity and Capital Resources

               The Company is currently unable to finance its operations from cash flow from operating activities. The Company continues to finance its operations through the net proceeds from private placements of its equity. A convertible debenture agreement was executed during December for $750,000 and second debenture agreement was executed on February 9, 1999 for $2,000,000. The Company is required to register shares under the convertible debenture agreements executed in December and February. The Company also continues to receive capital from its Regulation S agreements with non-U.S. persons at rate of $400,000 a month.

                At December 31, 1998, the Company had current assets of $4,093,725 and current liabilities of $1,743,447 resulting in net working capital of $2,350,278 and a current ratio of 2.35. This is an increase of $1,412,443 from the Company's working capital of $937,835 as of March 31, 1998. The Company's total liabilities as of December 31, 1998 were $2,933,447, an increase of $915,736, when compared to total liabilities as of March 31, 1998. This increase is due to the note payable to Alpha Broadcasting related to the asset acquisition and to the debenture agreement reached during the quarter.


Year 2000 Compliance

               The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system/job failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business transactions.

               The Company utilizes and is dependent upon computer systems and software to conduct its business. The Company began a review of its computer systems and software applications during the first quarter of 1998. Preliminary indications are that most of Company's systems are already year 2000 compliant and that others can become compliant through manufacturer updates. The Company does not use any specialized software programmed internally in its operations, so there will be no need for expensive re- programming of this kind of system.

               The Company has initiated formal communications with all of its significant suppliers and larger customers to determine the extent to which the Company is vulnerable to third party failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

               The Company presently believes that with modifications to existing software and conversions to new software for those systems which may be affected by the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

Forward-Looking Statements

               Certain matters in the above discussion contain "forward-looking statements". These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates," or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements are included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                     PART II

Item 1. Legal Proceedings

         As reflected in the Form 10-KSB report of the Company for the fiscal year ending March 31, 1998, Chequemate International, Inc. was named as a defendant in litigation filed by BH Productions, Inc. dba Ignite Advertising. The litigation was filed to recover the costs of certain advertising services rendered for Chequemate's wholly owned subsidiary, Chequemate Technologies, Inc. This obligation had been listed in the accounts payable section of the financial statements of the Company and is an acknowledged debt. In December 1998, the Company entered into a complete settlement of this litigation and has agreed to make ten monthly payments of forty thousand dollars each to satisfy this obligation. The December 1998 and January 1999 payments have been made pursuant to the settlement agreement.

         As also referenced in the most recent Form 10-KSB report of the Company, the Company's subsidiary, Chequemate Tele-Services, Inc., has been named in litigation regarding a disputed lease obligation. The Chairman of the Company has also been named as a defendant by reason of a written guarantee given to the landlord of the subject lease. The defendants have responded to the litigation and Tele-Services has asserted counterclaims against the landlord. The Dallas County Texas District Court has referred the matter to mediation, which is tentatively scheduled at the end of March 1999.


Item 2.  Changes in Securities and Use of Proceeds

Sales of Equity Securities Pursuant to Regulation S

               The following table shows sales of securities of the Company during the quarter ended December 31, 1998 and to the date of this report. Such sales were made pursuant to Regulation S promulgated by the Securities and Exchange Commission. The securities were all restricted common stock, and shall remain as restricted securities for the one-year distribution compliance period. The facts relied upon to satisfy the exemption were as follows:

               (a) The Regulation S stock purchasers (the "Purchasers") were not U.S. persons as that term is defined under Regulation S.

               (b) At the time the buy orders were originated, the Purchasers were outside the U.S. and were outside the U.S. as of the date of the execution and delivery of any subscription agreements.

               (c) Purchasers purchased the shares for their own account and not on behalf of any U.S. person; the sales had not been pre-arranged with a purchaser in the U.S.; and all offers and resales of the securities are to be made only made in compliance with the provisions of Regulation S.

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

-----------------------     -----------------------     -----------------------
Date of Sale                Amount of Securities        Offering Price
-----------------------     -----------------------     -----------------------
October 5, 1998             225,000                     $.50
-----------------------     -----------------------     -----------------------
October 29 and 30, 1998     325,000                     $.50
-----------------------     -----------------------     -----------------------
November 2, 1998            125,000                     $.50
-----------------------     -----------------------     -----------------------
November 30, 1998           400,000                     $1.00
-----------------------     -----------------------     -----------------------
December 23, 1998           400,000                     $1.00
-----------------------     -----------------------     -----------------------
January 25, 1999            200,000                     $1.00
-----------------------     -----------------------     -----------------------
February 5, 1999            200,000                     $1.00
-----------------------     -----------------------     -----------------------

All Regulation S sales were to non-U.S. persons, including private investment firms.

Sales of Equity Securities Pursuant to Regulation D

               Prior to the date of this report, the Company issued its 8% Convertible Debentures due December 21, 2001 in the face amount of $750,000, and its 8% Convertible Debentures due February 9, 2002 in the face amount of $2,000,000. These debentures were issued in private placements on December 21, 1998 and February 9, 1999 respectively. Both private placements were made to a single accredited investor.

               On November 8, 1998, the Company entered into an Asset Purchase Agreement to purchase certain assets of Coast Communications, Inc., a Nevada corporation doing business as Alpha Broadcasting Communications. Pursuant to the Asset Purchase Agreement, the Company is obligated to issue 250,000 shares of its restricted common stock to the selling entity, which is an accredited investor. The remaining conditions to the delivery of such shares are expected to be completed in the month of February 1999, and it is anticipated that the certificate representing the 250,000 shares will be delivered to the selling entity in February. Further details of the described transaction are included in the Form 8-K report of the Company dated December 23, 1998 and filed with the SEC.

               In May 1997, the Company issued certain stock options to accredited investors in the ATG Realeyes transaction whereby the Company acquired its proprietary 3D technology. Certain of these options were exercised in the Company's third quarter, ending December 31, 1998, and the Company issued 124,196 shares pursuant to the exercise of such options.

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

8% Convertible Redeemable Debenture Financing.

               On February 9, 1999, the registrant closed a transaction that has provided net capital proceeds to the registrant of $1,867,500. These funds have been raised pursuant to the sale by the registrant of 8% Convertible Debentures due February 9, 2002 in the aggregate face amount of $2,000,000. The transaction has been accomplished pursuant to a Subscription Agreement between the registrant and Augustine Fund, L.P., an Illinois limited partnership. This is the same investment fund that entered into the December 21, 1998 Subscription Agreement which is described in greater detail in the Form 8-K report of the registrant which was dated December 23, 1998 and has been filed with the SEC.

Copies of the February 1999 Subscription Agreement and a form of the convertible debenture document and warrant are attached as exhibits to this report. The attached copy of the Subscription Agreement does not include the voluminous exhibits listed on Exhibit A to the Subscription Agreement (the Exhibit Index is included at page 27 of this Form 10-QSB report).

               In addition to the convertible debentures, the Augustine Fund has received a warrant to purchase sixty-seven thousand eight hundred (67,800) shares of common stock of the registrant at one hundred and twenty percent (120%) of the average of the closing bid price of the stock of the registrant on the five trading days prior to the February 9, 1999 closing date. The warrant expires on February 9, 2002.

               Pursuant to the Subscription Agreement, the registrant will immediately prepare and file with the Securities and Exchange Commission a Form S-3 Registration Statement to provide for the federal registration of all shares which may be issued pursuant to the described transaction, including the common shares underlying the convertible debentures and the warrant. This Form S-3 Registration Statement will also provide for the federal registration of the shares to be issued pursuant to the December 21, 1998 transaction referred to above.

               Pursuant to the terms of the debentures, Augustine Fund may elect to convert the debentures to common stock of the registrant at eighty percent (80%) of the average closing bid price of the common stock of the registrant for the five trading days prior to the date on which the debenture is presented for conversion. The debentures provide for a maximum conversion price of $3.54.

               At any time prior to the delivery by the Augustine Fund, or its assignees, of written notice of conversion to common stock, the registrant has the right to redeem the debentures at a redemption price equal to one hundred and twenty percent (120%) of the principal amount of the debentures, plus accrued interest on such principal amount. This redemption right may be exercised as provided herein at any time during the three year term of the debentures.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                                     Description
-----------                                     -----------
10.1                                            Augustine Fund Subscription
                                                 dated February 9, 1999
10.2                                            Form of Debenture
10.3                                            Form of Warrant

27                                   Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHEQUEMATE INTERNATIONAL, INC.



------------------------------------------------------              ------------
J. Michael Heil                                                             Date
Chief Executive Officer



------------------------------------------------------              ------------
Steve Anderson                                                              Date
Chief Financial Officer