Form 10KSB/A
period 1998-03-31
CHEQUEMATE INTERNATIONAL INC
filed 1999-07-09
CIK 850218

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: March 31, 1998
                       Commission File Number: 33-38511-FW

                         CHEQUEMATE INTERNATIONAL, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Utah                                             76-0279816
           -----------------------------------------------------------
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                      Identification No.)

            57 West 200 South, Suite 350; Salt Lake City, Utah 84101
           -----------------------------------------------------------
                     (Address of principal executive offices)

                                 (801) 322-1111
                                 --------------
                           (Issuer's Telephone Number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES __X__ No _____

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

Transitional Small Business Format:   YES _____    NO __X__

         The registrant hereby amends Items 6,7,8, 10 and 13.



                                   PART II

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


         The Company has also realized the need to employee management with more experience and expertise in the fields of consumer electronics and entertainment. One of these key figures is Joseph Napoli. Mr. Napoli has extensive experience in the cable and satellite industry and has worked for companies such as HBO, Time Warner and most recently the Sega Channel. Mr. Napoli will be key in establishing the 24 hour a day 3D cable station and has already helped tremendously in the negotiations to have the 3D system installed in thousands of hotel/motel rooms.


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


         At March 31, 1998, long term liabilities were $14,764 compared to $145,639 at March 31, 1997, a reduction of $130,875. Long-term debt continued to decrease because the Company uses equity to fund operations instead of acquiring more debt.

         At March 31, 1998, the Stockholders' equity was $3,791,755 versus $437,451 at March 31, 1997. This represents an improvement of $3,354,304. Stockholders' equity increased significantly due to the value placed upon the 3D product rights acquired from Advanced Technology Group, LLC in an equity transaction.

         As part of the agreement with Advanced Technology Group (ATG), the Company committed as follows: THE COMPANY SHALL IMMEDIATELY CONTINUE TO PRODUCE THE INITIAL 200 REALEYES PRODUCT UNITS CURRENTLY IN PRODUCTION, [AND] SHALL FURTHER IMMEDIATELY PRODUCE THE ADDITIONAL 9,800 REALEYES PRODUCT UNITS PLANNED BY ATG. The Company, in accordance with the agreement and based upon market projections of ATG, invested capital into inventory. Initial sales of the units were slower than anticipated. Once the Company realized that initial sales were falling short of projected sales, production was stopped. The value of the inventory is unaffected due to the unique 3-D technology and the increasing marketing of cable programing requiring this product.

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

         In fiscal year ended March 31, 1998, the Company experienced a substantially higher loss than it had recorded in previous years. The dramatic increase was due mainly to acquiring the 2D to 3D technology from the Advanced Technology Group. As part of the agreement, CMI was required to invest a significant amount of capital into building the Realeyes 3D Imaging System. Although the amount invested in inventory is not reflected on the income statement, it can be seen in the balance sheet in the dramatic increase in inventory from $185,518 on March 31, 1997 to $2,684,378 on March 31, 1998.


         The income statement, however, was also directly affected by other commitments that came with acquiring the new technology. It was necessary to hire several new employees to market the new product and to act as support staff for the new business area. Additional office space had to be leased for the new employees and other overhead factors related to having more employees and more office space also increased.


         The Company also began a marketing campaign which significantly increased expenses. This campaign included hiring an advertising agency, placing adds, and traveling to make contacts and other marketing efforts to increase the distribution of the new product.


         The value of the product rights acquired from the Advanced Technology Group was originally calculated by assigning a value of $3.00 a share and multiplying that amount by the 2,000,000 option shares granted to the owners of Advanced Technology as a condition to the transaction. This value was employed (minus amortization) for the unaudited financial statements filed for June 30, 1997, September 30, 1997 and December 31, 1997. At year end, the valuation was decreased based on actual revenues generated by the technology. A one time reduction of $3,133,333 was thus booked as on operating expense.

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

ITEM 7.  FINANCIAL STATEMENTS







                          CHEQUEMATE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                    (FORMERLY CHEQUEMATE INTERNATIONAL, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

                                 C O N T E N T S


Independent Auditors' Report ..........................         7

Consolidated Balance Sheets ...........................         8

Consolidated Statements of Operations .................        10

Consolidated Statements of Stockholders' Equity .......        11

Consolidated Statements of Cash Flows .................        13

Notes to Consolidated Financial Statements ............        15

                         INDEPENDENT AUDITORS' REPORT

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

Jones, Jensen & Company
Salt Lake City, Utah
June 23, 1998

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                           Consolidated Balance Sheets


                                     ASSETS

                                                                                         March 31,
                                                                            ------------------------------------
                                                                                  1998                1997
                                                                            ----------------    ----------------
CURRENT ASSETS

  Cash                                                                      $        220,840    $        165,536
  Accounts receivable - net of allowances of $115,000
   and $7,520 in 1998 and 1997, respectively                                          24,305              38,852
  Inventory (Note 2)                                                               2,684,378             185,518
  Prepaid expenses                                                                    11,259               8,503
                                                                            ----------------    ----------------

     Total Current Assets                                                          2,940,782             398,409
                                                                            ----------------    ----------------

PROPERTY AND EQUIPMENT (Note 3)                                                      200,335             454,174
                                                                            ----------------    ----------------

OTHER ASSETS

  Organization costs and product rights (Note 1)                                   2,657,296             415,610
  Note receivable                                                                          -               7,514
  Refundable deposits                                                                  8,053               8,053
  Investments                                                                          3,000               3,000
                                                                            ----------------    ----------------

     Total Other Assets                                                            2,668,349             434,177
                                                                            ----------------    ----------------

     TOTAL ASSETS                                                           $      5,809,466    $      1,286,760
                                                                            ----------------    ----------------
                                                                            ----------------    ----------------




                The accompanying notes are an integral part of
                   these consolidated financial statements.

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              March 31,
                                                                  ---------------------------------
                                                                      1998                 1997
                                                                  ------------         ------------
CURRENT LIABILITIES

  Accounts payable                                                $  1,584,576         $    174,865
  Related party accounts payable (Note 16)                              42,034               19,413
  Short term debt (Note 15)                                                -                300,000
  Customer deposits                                                     54,724                  -
  Accrued expenses                                                      43,339              103,552
  Income tax payable (Note 1)                                              500                  400
  Accrued interest - related party (Note 5)                             65,903               65,903
  Current portion related party (Note 5)                               156,802                  -
  Current portion long-term debt (Note 6)                               50,080               33,533
  Current portion capital lease (Note 7)                                 4,989                6,004
                                                                  ------------         ------------

     Total Current Liabilities                                       2,002,947              703,670
                                                                  ------------         ------------

LONG-TERM LIABILITIES

  Long-term related party notes payable (Note 5)                           -                 90,000
  Long-term debt (Note 6)                                               11,976               46,834
  Capital lease obligations (Note 7)                                     2,788                8,805
                                                                  ------------         ------------

     Total Long-Term Liabilities                                        14,764              145,639
                                                                  ------------         ------------

     Total Liabilities                                               2,017,711              849,309
                                                                  ------------         ------------

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value, 500,000,000 shares
   authorized, 14,088,650 and 13,117,84 shares outstanding
   at 1998 and 1997, respectively                                        1,409                1,312
  Minority interest                                                        -                100,000
  Subscribed stock (Note 4)                                          4,022,970              270,000
  Capital in excess of par                                          14,960,783            7,235,501
  Accumulated deficit                                              (15,193,407)          (7,169,362)
                                                                  ------------         ------------

     Total Stockholders' Equity                                      3,791,755              437,451
                                                                  ------------         ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  5,809,466         $  1,286,760
                                                                  ------------         ------------
                                                                  ------------         ------------




                The accompanying notes are an integral part of
                   these consolidated financial statements.

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                      Consolidated Statements of Operations


                                                             For the Years Ended March 31,
                                                ------------------------------------------------------
                                                    1998                1997                  1996
                                                ------------         ------------         ------------
REVENUES

  Sales - products                              $  1,091,794         $    776,963         $    382,137
                                                ------------         ------------         ------------

COST OF SALES

  Product, supplies and materials                    849,919              291,072              167,566
                                                ------------         ------------         ------------

GROSS PROFIT                                         241,875              485,891              214,571
                                                ------------         ------------         ------------

EXPENSES

  Impairment of product rights (Note 14)          (3,133,333)                 -                    -
  Bad debts                                          138,259                6,465                5,627
  Selling expenses                                 1,639,806              630,207              539,123
  General and administrative                       3,430,005            1,338,066            1,486,948
                                                ------------         ------------         ------------

     Total Expenses                                8,341,403            1,974,738            2,031,698
                                                ------------         ------------         ------------

OPERATING (LOSS)                                  (8,099,528)          (1,488,847)          (1,817,127)

OTHER INCOME (EXPENSE)

  Interest income                                     24,152                7,018                  -
  Interest expense                                   (18,478)             (20,344)             (61,588)

  Gain on sale of equipment                           70,309                  -                    -
                                                ------------         ------------         ------------

     Total Other Income (Expense)                    (75,983)             (13,326)             (61,588)
                                                ------------         ------------         ------------

(LOSS) BEFORE INCOME TAXES                        (8,023,545)          (1,502,173)          (1,878,715)

INCOME TAX PROVISION (Note 18)                           500                  400                  300
                                                ------------         ------------         ------------

NET INCOME (LOSS)                               $ (8,024,045)        $ (1,502,573)        $  1,879,015
                                                ------------         ------------         ------------
                                                ------------         ------------         ------------

EARNINGS (LOSS) PER SHARE                       $      (0.59)        $      (0.12)        $      (0.15)
                                                ------------         ------------         ------------
                                                ------------         ------------         ------------

AVERAGE NUMBER OF
 SHARES OUTSTANDING                               13,568,845           12,891,947           12,208,526
                                                ------------         ------------         ------------
                                                ------------         ------------         ------------



                The accompanying notes are an integral part of
                   these consolidated financial statements.

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended March 31, 1998, 1997 and 1996

                                                 Total                                Capital
                                                Shares              Common           in Excess
                                                Issued              Stock              of Par
                                              -----------        -----------        -----------
Balance, March 31, 1995                        11,738,700        $     1,174        $ 2,548,545

Shares becoming free trading                          -                  -                  -
Shares issued through stock
 offering                                         833,570                 83          2,599,917
Shares issued in exchange for
 services                                           6,000                  1             29,999
Subscribed stock                                      -                  -                  -
                                                      -                  -
Shares issued for debt                             87,783                  9            307,234
250,000 shares donated to the
 Company and reissued                                 -                  -              200,000
Net loss                                              -                  -                  -
                                              -----------        -----------        -----------

Balance, March 31,1996                         12,666,053              1,267          5,685,695
                                              -----------        -----------        -----------

Shares becoming free trade                            -                  -                  -
Minority interest                                     -                  -                  -
Shares issued through
 stock offering                                   450,788                 44          1,546,307
Shares issued for services                          1,000                  1              3,499
Subscribed stock                                      -                  -                  -
Net loss                                              -                  -                  -
                                              -----------        -----------        -----------

Balance, March 31, 1997                        13,117,841              1,312          7,235,501

Subscribed stock                                      -                  -                  -
Shares issued through stock offering              379,000                 38            994,962
Shares issued for cash                            315,142                 31             76,105
Shares issued in exchange for services            256,667                 26            387,474
Shares issued for debt                             20,000                  2             85,494
Option issued for compensation                        -                  -               81,247
Options issued for rights                             -                  -            6,000,000
Acquisition of minority interest                      -                  -              100,000
Net loss                                              -                  -                  -
                                              -----------        -----------        -----------

Balance, March 31, 1998                        14,088,650        $     1,409        $14,960,783
                                              -----------        -----------        -----------
                                              -----------        -----------        -----------


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
           Consolidated Statements of Stockholders' Equity (Continued)
                For the Years Ended March 31, 1998, 1997 and 1996

                                                                                                                Total
                                               Accumulated          Subscribed            Minority           Stockholders'
                                                Deficit               Stock               Interest              Equity
                                              ------------         ------------         ------------         ------------
Balance, March 31, 1995                       $ (3,787,774)        $    850,000         $        -           $   (388,055)

Shares becoming free trading                           -                    -                    -                    -
Shares issued through stock offering                   -               (850,000)                 -              1,750,000
Shares issued in exchange for services                 -                    -                    -                 30,000
Subscribed stock                                       -                100,000                  -                100,000
Shares issued for debt                                 -                    -                    -                307,243
250,000 shares donated to the Company
  and reissued                                         -                    -                    -                200,000
Net loss                                        (1,879,015)                 -                    -             (1,879,015)
                                              ------------         ------------         ------------         ------------

Balance, March 31, 1996                         (5,666,789)             100,000                  -                120,173
                                              ------------         ------------         ------------         ------------

Shares becoming free trade                             -                    -                    -                    -
Minority interest                                      -                    -                100,000              100,000
Shares issued through stock offering                   -               (100,000)                 -              1,446,351
Shares issued for services                             -                    -                    -                  3,500
Subscribed stock                                       -                270,000                  -                270,000
Net loss                                        (1,502,573)                 -                    -             (1,502,573)
                                              ------------         ------------         ------------         ------------

Balance, March 31, 1997                         (7,169,362)             270,000              100,000              437,451

Subscribed stock                                       -              4,756,720                  -              4,756,720
Shares issued through stock offering                   -               (995,000)                 -                    -
Shares issued for cash                                 -                 (8,750)                 -                 67,386
Shares issued in exchange for services                 -                    -                    -                387,500
Shares issued for debt                                 -                    -                    -                 85,496
Option issued for compensation                         -                    -                    -                 81,247
Options issued for rights                              -                    -                    -              6,000,000
Acquisition of minority interest                       -                    -               (100,000)                 -
Net loss                                        (8,024,045)                 -                    -             (8,024,045)
                                              ------------         ------------         ------------         ------------

Balance, March 31, 1998                       $(15,193,407)        $  4,022,970         $        -           $  3,791,755
                                              ------------         ------------         ------------         ------------
                                              ------------         ------------         ------------         ------------


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                      Consolidated Statements of Cash Flows

                                                                  For the Years Ended March 31,
                                                       ---------------------------------------------------
                                                          1998                1997                1996
                                                       -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                             $(8,024,045)        $(1,502,573)        $(1,879,015)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
   Amortization                                            427,575              62,183              78,496
   Depreciation                                             70,209              41,549              31,887
   Bad debt expense                                        107,480               4,602               4,646
   Reduction in product rights valuation                 3,133,333                 -                   -
   Common stock and options issued for services
     rendered                                              651,517                 -                47,327
 (Increase) decrease in:
   Accounts receivable                                     (92,933)              9,546              (7,466)
   Prepaid expenses                                         (2,756)             (1,859)             (6,644)
   Inventory                                            (2,498,860)           (101,637)             39,191
   Note receivable                                             -                   -                (8,894)
   Deposits                                                  7,514               2,862               1,065
  Increase (decrease) in:
   Accounts payable                                      1,448,879              94,038             (61,411)
   Accrued interest payable                                    -                (7,000)              3,421
   Customer deposits                                        54,724                 -                   -
   Short-term note payable                                (300,000)                -                   -
   Accrued expenses                                        (60,213)             81,056             (15,646)
   Income taxes payable                                        100                 400                 -
                                                       -----------         -----------         -----------

     NET CASH USED BY OPERATING ACTIVITIES              (5,077,476)         (1,316,833)         (1,773,043)
                                                       -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of fixed assets                       375,000                 -                   -
  Purchase/development of intangibles                          -              (222,706)                -
  Equipment purchases                                     (194,392)           (101,121)            (23,076)
  Collection on notes receivable                               -                 1,380                 -
                                                       -----------         -----------         -----------

     NET CASH PROVIDED (USED) BY
       INVESTING ACTIVITIES                                180,608            (322,447)            (23,076)
                                                       -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                               1,071,234           1,549,851           2,800,000
  Subscribed stock                                       3,752,970             170,000            (750,000)
  Minority interest                                            -               100,000                 -
  Issuance of notes payable                                135,000                 -                   -
  Payments made on notes payable                            (7,032)            (45,415)           (255,720)
                                                       -----------         -----------         -----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES         $ 4,952,172         $ 1,774,436         $ 1,794,280
                                                       -----------         -----------         -----------



                The accompanying notes are an integral part of
                   these consolidated financial statements.

                CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
               Consolidated Statements of Cash Flows (Continued)

                                             For the Years Ended March 31,
                                       ----------------------------------------
                                         1998            1997            1996
                                       --------        --------        --------
NET INCREASE (DECREASE) IN CASH        $ 55,304        $135,156        $ (1,839)

CASH AT BEGINNING OF YEAR               165,536          30,380          32,219
                                       --------        --------        --------

CASH AT END OF YEAR                    $220,840        $165,536        $ 30,380
                                       --------        --------        --------
                                       --------        --------        --------

















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

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

                                                                              Years
                                                                            ---------
                        Office equipment                                        5
                        Office furniture                                       5-7
                        Machinery and equipment                                 5
                        Leasehold improvements                                 3-5
                        Capital leases                                         3-5

               ORGANIZATION COSTS AND PRODUCT RIGHTS

                                                                                         Net Book Value
                                                                                  ----------------------------
                                Term            Cost           Amortization          1998              1997
                              --------        ----------       ------------       ----------        ----------
Product rights                5 years         $2,972,167        $  391,593        $2,580,574        $   88,141
Goodwill                      15 years               -                 -                 -              96,865
Trademark                     15 years               -                 -                 -              49,722
Client list                   15 years               -                 -                 -              49,722
Training video                5 years            260,007           183,285            76,722           128,724
Organization cost             5 years             17,261            17,261               -               2,436
                              --------        ----------        ----------        ----------        ----------
                                              $3,249,435        $  592,139        $2,657,296        $  415,610
                                              ----------        ----------        ----------        ----------
                                              ----------        ----------        ----------        ----------

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

NOTE 2 - INVENTORY

                                March 31,
                      ----------------------------
                         1998              1997
                      ----------        ----------
Finished goods        $1,238,258        $  185,518
WIP                      124,243               -
Raw goods              1,321,877               -
                      ----------        ----------
                      $2,684,378        $  185,518
                      ----------        ----------
                      ----------        ----------

         The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment as of March 31, 1998 and 1997 are detailed in the following summary:

                                                                                           Net Book Value
                                                                     Accumulated  ---------------------------------
                                                     Cost           Depreciation       1998              1997
                                                 -------------  ----------------  ---------------  ----------------
              Office furniture and fixtures      $      64,398  $         31,161  $        33,237  $         30,575
              Software                                  -                 -                -                295,000
              Machinery and equipment                  270,704           109,240          161,464           117,790
              Capital leases                            26,877            24,170            2,707             7,024
              Leasehold improvements                     4,581             1,654            2,927             3,785
                                                 -------------  ----------------  ---------------  ----------------

                   Total                         $     366,560  $        166,225  $       200,335  $        454,174
                                                 -------------  ----------------  ---------------  ----------------
                                                 -------------  ----------------  ---------------  ----------------

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

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 5 - RELATED PARTIES

         Notes payable to related parties as of March 31, 1998 and 1997 are detailed in the following summary:

                                                                                1998               1997
                                                                              ---------         ---------
     Note payable to CEO; due on demand, with an
      interest rate of 10.4%                                                  $ 135,000         $     -

     Note payable to CEO; due in monthly interest installments of $930 with an interest rate of 12%; due December 31, 1998; unsecured;
      accrued interest of $65,903 is due                                         21,802            90,000
                                                                              ---------         ---------

          Total related party notes payable                                     156,802            90,000

          Less: current portion                                                (156,802)              -
                                                                              ---------         ---------

          Long-term portion                                                      $  -           $  90,000
                                                                              ---------         ---------
                                                                              ---------         ---------

Maturities of the related party notes payable are as follows:

                           Period ending March 31,              1998         $ 156,802
                                                                1999               -
                                                                             ---------

                                                                Total        $ 156,802
                                                                             ---------
                                                                             ---------

NOTE 6 -      LONG-TERM DEBT

         Notes payable as of March 31, 1998 and 1997 are detailed in the following summary:

                                                    1998             1997
                                                  --------         --------
Note payable to a company; due in monthly
 installments of $3,244 which includes
 interest at 8%; due July, 1999, unsecured        $ 62,056         $ 80,367
                                                  --------         --------

     Total long-term debt                           62,056           80,367

     Less: current portion                         (50,080)         (33,533)
                                                  --------         --------

     Long-term portion                            $ 11,976         $ 46,834
                                                  --------         --------
                                                  --------         --------

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 6 - LONG-TERM DEBT (Continued)

         Maturities of long-term debt are summarized below:

                    Period ending March 31,        1998             $  50,080
                                                   1999                11,976
                                                   2000                -
                                                   2001                -
                                                   2002                -
                                                                    ---------

                                                   Total            $  62,056
                                                                    ---------
                                                                    ---------

NOTE 7 - LEASES

         All noncancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards Board Statement No. 13, "Accounting for Leases".

         The following analysis represents property under capital lease at March 31, 1998 and 1997.

                                               1998             1997
                                             --------         --------
     Equipment                               $ 26,877         $ 26,877
Less: accumulated depreciation                (24,170)         (19,853)
                                             --------         --------

     Net property under capital lease        $  2,707         $  7,024
                                             --------         --------
                                             --------         --------

         At March 31, 1998, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                                              Capital              Operating
                                                                               Leases                Leases
                                                                         -----------------     -----------------
              Period ended March 31,
                  1999                                                   $           5,520     $         184,649
                  2000                                                               3,561               166,941
                  2001                                                              -                    146,169
                  2002                                                              -                     31,368
                  later years                                                       -                     -
                                                                         -----------------     -----------------
              Total minimum lease payments                                           9,081               529,127
                  Less: interest                                                    (1,304)
                                                                         -----------------
                  Present value of net minimum lease payment                         7,777
                  Less: current portion                                             (4,989)
                                                                         -----------------
                  Capital lease obligations payable long-term            $           2,788
                                                                         -----------------
                                                                         -----------------

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


NOTE 8 - CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

              CASH FLOW INFORMATION

                                                          March 31,
                                                   ----------------------
                                                     1998           1997
                                                   -------        -------
     Interest paid                                 $18,478        $24,230

     Interest received                             $24,152        $ 2,585

     Income taxes paid                             $   400        $   300

NON-CASH INVESTING AND FINANCING ACTIVITIES

         For the years ending March 31, 1998 and 1997, the Company incurred the following non-cash investing and financing activities.

                                         March 31,        March 31,
                                           1998             1997
                                         ---------        ---------
Capital lease obligations incurred       $     -          $  -

Issuance of stock and options for
 services rendered                       $ 651,517        $  -

NOTE 9 - FINANCIAL INSTRUMENTS

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company provides credit to its customers in the normal course of business. However, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company places its temporary cash with high quality financial institutions. At times such cash accounts may be in excess of the FDIC insurance limit.

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

         Management has formulated a plan to seek additional financing from outside investors and through Reg. S offerings to non U.S. persons. Management is proceeding with a merger with a U.S. company to better enhance marketing of its `3-D' product. In addition, the Company is seeking a joint venture with a national hotel chain to use its `3-D' technology.

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


NOTE 13 - COMMON STOCK OPTIONS (Continued)

          Activity regarding stock options is summarized as follows:


                                                                   Number of Shares
                                      ------------------------------------------------------------------------
                                         1998             Price                    1997             Price
                                      ---------        -------------              -------        -------------
Options Granted:
     Beginning of year                  354,800        $ 3.50 - 7.00              154,800        $ 6.25 - 7.00
     Additional granted               2,000,000                  .01              200,000                 3.50
                                      ---------                                   -------
     End of year                      2,354,800                                   354,800
                                      ---------                                   -------
                                      ---------                                   -------

Options Exercised:
     Beginning of year                      100                 3.50                  -                    -
     Additional exercised               283,142                  .01                  100                 3.50
     Expired                                -                    -                    -                    -
                                      ---------                                   -------
     End of year                        283,242                                       100
                                      ---------                                   -------
                                      ---------                                   -------

Options Outstanding at End
  of Year                             2,071,558                                   354,700
                                      ---------                                   -------
                                      ---------                                   -------


         Option prices range from $6.25 to $7.00 per share. Options price for regional directors and executive officers is $3.50 per share.

         The Company granted several stock options to various individuals for service performed or for future services. The option price for the services performed was stated at $5.00 per share on 14,000 shares. The option price granted on future services was the lower of the bid price or $7.50 per share on 100,000 shares. In the current year the additional options granted exercise price was $0.01 per share.

NOTE 14 - ACQUISITION OF TECHNOLOGY

         In May of 1997, the Company formed the wholly-owned subsidiary, Chequemate Third Dimension, Inc, (CTD). CTD then entered into an agreement to acquire technology relating to certain intellectual property from Advanced Technology Group, LLC. The agreement required CMI to meet certain promises and conditions. One of the main conditions required of CMI was the contribution of three million dollars within sixty (60) days of signing. Another condition required CMI to establish a non-qualified stock option granting 2,000,000 shares of common stock to certain members of the LLC.


         Under APB 17, the agreement was recorded using the fair market value of the stock upon the date of the grant, which was determined to be $3.00 per share based upon the current trading value of the stock and the time delay before the shares could be exercised. At March 31, 1998, the Company's projected cash flows indicated that the recoverability of the asset may be impaired. Revaluation of the projected cash flow associated with this technology was determined to be approximately $2,500,000. Under FASB 121 an adjustment of $3,133,333 for impairment of the asset was recognized.

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

NOTE 17 - MARKETING DEVELOPMENT AGREEMENT

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

NOTE 18 - PROVISION FOR INCOME TAXES


         The provision for income taxes for the years ended March 31, 1998 and 1997 consists of the following:


                                                        Current              Deferred                Total
                                                   ------------------    -----------------     -----------------
              Year ended March 31, 1998
                   U.S. Federal                    $           -         $          -          $          -
                   State and local                                500               -                        500
                                                   ------------------    -----------------     -----------------

                                                   $              500    $          -          $             500
                                                   ------------------    -----------------     -----------------
                                                   ------------------    -----------------     -----------------

              Year ended March 31, 1997
                   U.S. Federal                    $           -         $          -          $          -
                   State and local                                400               -                        400
                                                   ------------------    -----------------     -----------------

                                                   $              400    $          -          $             400
                                                   ------------------    -----------------     -----------------
                                                   ------------------    -----------------     -----------------

                 CHEQUEMATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Formerly Chequemate International, Inc.)
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997


NOTE 18 - PROVISION FOR INCOME TAXES (Continued)


         Income tax expense was $500 and $400 for each of the years ended March 31, 1998 and 1997, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to loss from operations before provision for income taxes and extraordinary item as a result of the following:


                                                                                 1998                1997
                                                                              -----------         -----------
     Computed "expected" benefit                                              $(2,728,005)        $  (510,740)
     Increase (reduction) in income taxes resulting from:
          Change in valuation allowance for deferred
            tax assets                                                          2,722,639             500,863
          Non-deductible expenses                                                   4,866               9,477
                                                                              -----------         -----------

                                                                              $       500         $       400
                                                                              -----------         -----------
                                                                              -----------         -----------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 1998 are presented below:

     Deferred tax assets:
          Net operating loss carryforwards
               Total gross deferred tax assets                                                    $ 4,114,000
               Less valuation allowance                                                            (4,114,000)
                                                                                                  -----------

               Net deferred tax assets                                                            $       -
                                                                                                  -----------
                                                                                                  -----------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         The Company does not have any disagreement with its accountants on the accounting and financial disclosures contained in this Form 10-KSB report.


                                    PART III

ITEM 10. EXECUTIVE COMPENSATION


         The table set forth below contains information about the remuneration received and accrued during fiscal years 1997 and 1998 from the Company and its subsidiaries by the Chief Executive officer and each of the most highly compensated executive officers of the Company.


--------------------------- ---------------- -------------------- --------------------- --------------------
NAME AND PRINCIPAL          FISCAL YEAR      SALARY ($)           BONUS ($)             ALL OTHER ANNUAL
POSITION                                                                                COMPENSATION
--------------------------- ---------------- -------------------- --------------------- --------------------
Blaine Harris, CEO          1998             $100,000             $1,457                $10,000
                            1997             $100,000             $1,015                $2443
                            1996             $100,000             $355                  $24,174(1)
--------------------------- ---------------- -------------------- --------------------- --------------------
Lavar Butler, Senior VP     1998             $60,000              $1,491                $1,083
                            1997             $60,000              $ 585                 $2,166
                            1996             $60,000              $379                  $1,083
--------------------------- ---------------- -------------------- --------------------- --------------------
Ken Redding, Executive VP   1998             $54,000              $1,491                $0
                            1997             $54,000              $585                  $3,249
                            1996             $54,000              $379                  $2,041
--------------------------- ---------------- -------------------- --------------------- --------------------
Marci Redding,              1998             $42,000              $1,491                $0
Secretary/Treasurer         1997             $42,000              $455                  $1,750
                            1996             $42,000              $379                  $0
--------------------------- ---------------- -------------------- --------------------- --------------------
Albert Alvey, President     1998             $110,000             $0                    $0
(CE)                        1997             $0                   $0                    $0
                            1996             $0                   $0                    $0
--------------------------- ---------------- -------------------- --------------------- --------------------
John Garrett, CFO           1998             $54,000              $1,491                $875
                            1997             $48,370              $390                  $1,642
                            1996             $0                   $0                    $0
--------------------------- ---------------- -------------------- --------------------- --------------------




--------------------

(1) This amount includes a payment of $17,174 in deferred compensation from previous fiscal years.

         The following chart shows the stock options that were granted to any executive officer of the Company prior to the end of the fiscal year ended March 31, 1998.


------------------------ ------------ ------------------- --------------- ------------------ ----------------
NAME AND PRINCIPAL       TOTAL            PERCENTAGE      TOTAL OPTIONS   EXERCISE           EXPIRATION DATE
POSITION                 OPTIONS           OF TOTAL           VESTED      PRICE
                         GRANTED       OPTIONS GRANTED                    ($/SHARE)
                                         TO EMPLOYEES
                                        IN FISCAL YEAR
------------------------ ------------ ------------------- --------------- ------------------ ----------------
Blaine Harris            70,000             10.2%         42,000          $6.32                12/16/2006
   CEO
------------------------ ------------ ------------------- --------------- ------------------ ----------------
Ken Redding              70,000             10.2%         35,000          $5.75                12/16/2006
   Executive VP
------------------------ ------------ ------------------- --------------- ------------------ ----------------
Marci Redding            70,000             10.2%         35,000          $5.75                12/16/2006
    Secretary
------------------------ ------------ ------------------- --------------- ------------------ ----------------
John Garrett             70,000             10.2%         14,000          $5.75                12/16/2006
   Vice President
------------------------ ------------ ------------------- --------------- ------------------ ----------------
Other Executive          60,000              8.8%         21,000          $5.75                12/16/2006
 Officers (2)
------------------------ ------------ ------------------- --------------- ------------------ ----------------


         The following table reflects the number of unexercised options which are exercisable and unexercisable at the end of fiscal year 1998. None of the executive officers exercised any options in the fiscal year ending March 31, 1998.


---------------------------------------- ------------------------------------- -------------------------------------
                                         NUMBER OF UNEXERCISED OPTIONS         VALUE OF UNEXERCISED IN-THE-MONEY
                                         AT FY-END (#)                         OPTIONS AT FY-END ($)
NAME OF OFFICER                          EXERCISABLE/UNEXERCISABLE             EXERCISABLE/UNEXERCISABLE
---------------------------------------- ------------------------------------- -------------------------------------
Blaine Harris                            42,000/28,000                         $0/$0
---------------------------------------- ------------------------------------- -------------------------------------
Ken Redding                              35,000/35,000                         $0/$0
---------------------------------------- ------------------------------------- -------------------------------------
Marci Redding                            35,000/35,000                         $0/$0
---------------------------------------- ------------------------------------- -------------------------------------
John Garrett                             14,000/56,000                         $0/$0
---------------------------------------- ------------------------------------- -------------------------------------


ITEM 13. EXHIBITS

         (a) Exhibits

         No.     Description                                 Page
         ---     -----------                                 ----

         23      Consent of Jones, Jensen & Company............28

                                 (a) SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CHEQUEMATE INTERNATIONAL, INC.


By              /s/ Terrell A. Lassetter, Sr. for         Date   July 2, 1999
   -----------------------------------------------             ---------------
              J. Michael Heil - CEO


By             /s/ Steve Anderson                         Date   July 2, 1999
   -----------------------------------------------             ---------------
              Steve Anderson - CFO



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By /s/ Terrell A. Lassetter, Sr. for                           July 2, 1999
   -----------------------------------------------             ---------------
Blaine Harris  Director                                        Date


By /s/ Terrell A. Lassetter, Sr. for                           July 2, 1999
   -----------------------------------------------             ---------------
Harold P. Glick,  Director                                     Date


By /s/ Terrell A. Lassetter, Sr. for                           July 2, 1999
   -----------------------------------------------             ---------------
Robert E. Warfield, Director                                   Date