Form 10QSB/A
period 1998-12-31
CHEQUEMATE INTERNATIONAL INC
filed 1999-07-09
CIK 850218

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For Quarterly Period Ended: December 31, 1998


                       Commission File Number:33-385-11-FW


                         CHEQUEMATE INTERNATIONAL, INC.
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              UTAH                                       76-0279816
             -------------------------------------------------------
             (State or other jurisdiction           (I.R.S. Employer
             of incorporation or organization)   Identification No.)

            57 WEST 200 SOUTH, SUITE 350; SALT LAKE CITY, UTAH 84101
            --------------------------------------------------------
                    (Address of principal executive offices)


                                 (801) 322-1111
                           ---------------------------
                           (Issuer's Telephone Number)


     Check whether the Issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO
                                                                      ---   ---

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: February 9, 1999: 18,326,951

          Transitional Small Business Format:  YES        NO    X
                                                  -----     -----

                                TABLE OF CONTENTS


                           PART I-FINANCIAL STATEMENTS

Item 1. Financial Statements


UNAUDITED CONSOLIDATED BALANCE SHEETS                                     6-7

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                           8

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                            9-10

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                      11-19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL INFORMATION                                                       20

RESULTS OF OPERATIONS                                                     21-22

LIQUIDITY AND CAPITAL RESOURCES                                           23

YEAR 2000 COMPLIANCE                                                      23


                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings                                                 24

Item 2. Changes in Securities and Use of Proceeds                         25-26

Item 5. Other Information                                                 27

Item 6. Exhibits and Reports on Form 8-K                                  28

Exhibit 10.1                                                              30

Exhibit 10.2                                                              50

Exhibit 10.3                                                              60


                         CHEQUEMATE INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 1998 AND MARCH 31, 1998

                                 C O N T E N T S



Consolidated Balance Sheets........................................... 6

Consolidated Statements of Operations................................. 8

Consolidated Statements of Cash Flows................................. 9

Notes to Consolidated Financial Statements........................... 11


                         CHEQUEMATE INTERNATIONAL, INC.
                           Consolidated Balance Sheets

                                     ASSETS

                                                                December 31,  March 31,
                                                                   1998         1998
                                                                ----------   ----------
                                                                (Unaudited)
CURRENT ASSETS

   Cash                                                         $  739,901   $  220,840
   Accounts receivable - net of allowances of $153,446
    and $115,000                                                   244,633       24,305
   Prepaid expenses                                                 52,561       11,259
   Inventory (Note 2)                                            3,056,630    2,684,378
                                                                ----------   ----------
     Total Current Assets                                        4,093,725    2,940,782
                                                                ----------   ----------
PROPERTY AND EQUIPMENT (Note 3)                                    528,098      200,335
                                                                ----------   ----------

OTHER ASSETS

   Organization costs and product rights (Note 1)                2,499,703    2,657,296
   Refundable deposits                                             290,704        8,053
   Investments in subsidiaries                                       3,000        3,000
                                                                ----------   ----------
     Total Other Assets                                          2,793,407    2,668,349
                                                                ----------   ----------
     TOTAL ASSETS                                               $7,415,230   $5,809,466
                                                                ----------   ----------
                                                                ----------   ----------


    The accompanying notes are an integral part of this financial statement.

                         CHEQUEMATE INTERNATIONAL, INC.
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December 31,   March 31,
                                                            1998         1998
                                                        -----------   -----------
                                                        (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                     $ 1,112,652   $ 1,584,576
   Related party accounts payable (Note 15)                  42,034        42,034
   Customer deposits                                           --          54,724
   Accrued expenses                                          86,439        43,339
   Income tax payable (Note 1)                                  500           500
   Accrued interest - related party (Note 5)                 65,903        65,903
   Current portion  related party (Note 5)                  150,000       156,802
   Current portion long-term debt (Note 6)                  260,074        50,080
   Current portion capital lease (Note 7)                    25,845         4,989
                                                        -----------   -----------

     Total Current Liabilities                            1,743,447     2,002,947
                                                        -----------   -----------

LONG-TERM LIABILITIES

   Long-term debt (Note 6)                                1,190,000        11,976
   Capital lease obligations (Note 7)                          --           2,788
                                                        -----------   -----------

     Total Long-Term Liabilities                          1,190,000        14,764
                                                        -----------   -----------

     Total Liabilities                                    2,933,447     2,017,711
                                                        -----------   -----------

STOCKHOLDERS' EQUITY

   Common stock, $0.0001 par value 500,000,000 shares
    authorized, 17,630,163 and 14,088,650 shares
    outstanding, respectively                                 1,763         1,409
   Subscribed stock (Note 4)                              2,064,874     4,022,970
   Capital in excess of par                              19,496,379    14,960,783
   Accumulated deficit                                  (17,081,233)  (15,193,407)
                                                        -----------   -----------

     Total Stockholders' Equity                           4,481,783     3,791,755
                                                        -----------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 7,415,230   $ 5,809,466
                                                        -----------   -----------
                                                        -----------   -----------


    The accompanying notes are an integral part of this financial statement.

                         CHEQUEMATE INTERNATIONAL, INC.
                      Consolidated Statements of Operations

                                       For the Three Months Ended       For the Nine Months Ended
                                              December 31,                     December 31,
                                      -----------------------------    ----------------------------
                                          1998             1997            1998            1997
                                      ------------     ------------    ------------    ------------
REVENUES                              $    275,937     $    351,405    $    443,313    $    945,498

COST OF SALES                              144,330          226,458         250,575         425,277
                                      ------------     ------------    ------------    ------------

GROSS PROFIT                               131,607          124,947         192,738         520,221
                                      ------------     ------------    ------------    ------------

EXPENSES

   Selling expenses                         84,448          726,109         299,957       1,412,955
   General and administrative              606,811          652,565       1,599,581       2,315,829
                                      ------------     ------------    ------------    ------------

     Total Expenses                        691,259        1,378,674       1,899,538       3,728,784
                                      ------------     ------------    ------------    ------------

     Loss from Operations                 (559,652)      (1,253,727)     (1,706,800)     (3,208,563)
                                      ------------     ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Loss on sale of assets                      -                -          (165,167)            -
   Other income                                -            136,981             -           136,981
   Interest income                             782              -               782          12,913
   Interest expense                         (9,258)          (3,388)        (16,641)        (14,912)
                                      ------------     ------------    ------------    ------------
     Total Other Income
       (Expense)                            (8,476)         133,593        (181,026)        134,982
                                      ------------     ------------    ------------    ------------

NET LOSS BEFORE INCOME
 TAXES                                    (568,128)      (1,120,134)     (1,887,826)     (3,073,581)

INCOME TAX PROVISION                           -                300             -               300
                                      ------------     ------------    ------------    ------------

NET LOSS                              $   (568,128)    $ (1,120,434)   $ (1,887,826)   $ (3,073,881)
                                      ------------     ------------    ------------    ------------
                                      ------------     ------------    ------------    ------------
BASIC LOSS PER SHARE                  $      (0.03)    $      (0.08)   $      (0.12)   $      (0.23)
                                      ------------     ------------    ------------    ------------
                                      ------------     ------------    ------------    ------------
BASIC AVERAGE NUMBER
 OF SHARES OUTSTANDING                  16,333,630       13,463,717      16,333,630      13,463,717
                                      ------------     ------------    ------------    ------------
                                      ------------     ------------    ------------    ------------


    The accompanying notes are an integral part of this financial statement.

                         CHEQUEMATE INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flows

                                                  For the Three Months Ended       For the Nine Months Ended
                                                         December 31,                     December 31,
                                                 -----------------------------    ----------------------------
                                                     1998             1997            1998            1997
                                                 ------------     ------------    ------------    ------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

   Net (loss)                                    $   (568,128)    $ (1,120,434)   $ (1,887,826)   $ (3,073,881)
   Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
     Depreciation and amortization                     54,732           96,158         209,296         369,894
     (Increase) decrease in accounts
      receivable                                     (159,132)        (111,481)       (258,774)       (105,678)
     (Increase) decrease in inventory                (608,928)          45,983        (372,252)     (2,679,991)
     (Increase) decrease in prepaid expense           (41,753)          58,860         (41,302)        (63,186)
     (Increase) decrease in deposits                 (282,651)             -          (282,651)            -
     Increase (decrease) in accounts payable         (405,902)         136,135        (260,930)      1,357,962
     Increase (decrease) in short-term debt            57,724         (225,000)            -          (300,000)
     Increase (decrease) in accrued expenses              879          (78,833)         43,100         (51,754)
     Increase (decrease) in customer deposits         (54,724)             -           (54,724)            -
     Increase (decrease) in income taxes
      payable                                             -                -               -              (400)
                                                 ------------     ------------    ------------    ------------

       Net Cash (Used) by Operating
        Activities                                 (2,007,883)      (1,198,612)     (2,906,063)     (4,547,034)
                                                 ------------     ------------    ------------    ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

   Sale of software                                       -            446,058             -           446,058
   Equipment purchase                                (315,898)             -          (315,898)        (74,326)
   Investment in subsidiary                               -           (100,000)            -          (100,000)
                                                 ------------     ------------    ------------    ------------

       Net Cash (Used) by Investing
        Activities                                   (315,898)         346,058        (315,898)        271,732
                                                 ------------     ------------    ------------    ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

   Proceeds from common stock                       1,818,104          742,121       2,578,926       1,009,929
   Proceeds from subscribed stock                         -                -               -         3,203,000
   Payments of capital leases                          (5,604)          (1,143)         (7,054)         (6,034)
   Proceeds from notes                              1,190,000              -         1,190,000             -
   Payments of long-term debt                         (19,778)         (25,172)        (20,850)        (68,341)
                                                 ------------     ------------    ------------    ------------

       Net Cash Provided by Financing
        Activities                               $  2,982,722     $    715,806    $  3,741,022    $  4,138,554
                                                 ------------     ------------    ------------    ------------


   The accompanying notes are an integral part of this financial statement.

                         CHEQUEMATE INTERNATIONAL, INC.
               Consolidated Statements of Cash Flows (Continued)

                                                  For the Three Months Ended       For the Nine Months Ended
                                                         December 31,                     December 31,
                                                 -----------------------------    ----------------------------
                                                     1998             1997            1998            1997
                                                 ------------     ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                  $    658,941     $   (136,748)   $    519,061    $   (136,748)

CASH AT BEGINNING PERIOD                               80,960          165,536         220,840         165,536
                                                 ------------     ------------    ------------    ------------

CASH AT END OF PERIOD                            $    739,901     $     28,788    $    739,901    $     28,788
                                                 ------------     ------------    ------------    ------------
                                                 ------------     ------------    ------------    ------------


   The accompanying notes are an integral part of this financial statement.

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

         ORGANIZATION COSTS AND PRODUCT RIGHTS

         Organization and production costs have been capitalized and amortized over five years using a straight line method. The total amortization of organizational and production costs for the nine months ended December 31, 1998 and for the year ended March 31, 1998 amounted to $121,754 and $427,575, respectively.

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

         ORGANIZATION COSTS AND PRODUCT RIGHTS

                                                                                      Net Book Value
                                                                               ---------------------------
                                                                                March 31,        Dec. 31,
                                    Term         Cost         Amortization        1998            1998
                                  -------     ----------      ------------     -----------     -----------
          Product rights          5 years     $ 2,972,167      $ 472,464       $ 2,580,574     $ 2,499,703
          Training video          5 years             -              -              76,722             -
          Organization cost       5 years          17,261         17,261               -               -
                                              -----------      ---------       -----------     -----------
                                              $ 2,989,428      $ 489,725       $ 2,657,296     $ 2,499,703
                                              -----------      ---------       -----------     -----------
                                              -----------      ---------       -----------     -----------

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

                          CHEQUEMATE INTERNATIONAL, INC.
                     Notes to Consolidated Financial Statements
                         December 31, 1998 and March 31, 1998


NOTE 2 - INVENTORY

                                            December 31,          March 31,
                                               1998                 1998
                                            -----------         -----------
                                            (Unaudited)
                  Finished goods            $ 1,610,510         $ 1,238,258
                  WIP                           124,243             124,243
                  Raw goods                   1,321,877           1,321,877
                                            -----------         -----------
                                            $ 3,056,630         $ 2,684,378
                                            -----------         -----------
                                            -----------         -----------


         The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment as of December 31, 1998 and March 31, 1998 are detailed in the following summary:

                                                                                                    Net Book Value
                                                                                         -------------------------------
                                                                     Accumulated         December 31,          March 31,
                                                    Cost             Depreciation            1998                1998
                                                 ----------          ------------        ------------        -----------
                                                                                         (Unaudited)
         Office furniture and fixtures           $   61,147          $   36,262          $   24,885          $   33,237
         Machinery and equipment                    594,975             113,270             481,705             161,464
         Capital leases                              26,877              25,603               1,274               2,707
         Leasehold improvements                      24,581               4,347              20,234               2,927
                                                 ----------          ------------        ------------        -----------
              Total                              $  707,580          $  179,482          $  528,098          $  200,335
                                                 ----------          ------------        ------------        -----------
                                                 ----------          ------------        ------------        -----------


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

NOTE 5 - RELATED PARTIES

         Notes payable to related parties as of December 31, 1998 and March 31, 1998 are detailed in the following summary:

                                                                December 31,           March 31,
                                                                    1998                 1998
                                                                ------------          ------------
                                                                (Unaudited)
         Note payable to Chairman; due on demand, with
          an interest rate of 10.4%.                            $    150,000          $    135,000

         Note payable to CEO; due in monthly interest
          installments of $930 with an interest rate of 12%;
          due December 31, 1998; unsecured; accrued interest
          of $71,602 is due.                                             -                  21,802
                                                                ------------          ------------
              Total related party notes payable                      150,000               156,802

              Less: current portion                                 (150,000)             (156,802)
                                                                ------------          ------------

              Long-term portion                                 $        -            $        -
                                                                ------------          ------------
                                                                ------------          ------------


         Maturities of the related party notes payable are as follows:


                  Period ending December 31, 1998          $ 150,000
                                             1999                -
                                                           ---------
                           Total                           $ 150,000
                                                           ---------
                                                           ---------


                           CHEQUEMATE INTERNATIONAL, INC.
                     Notes to Consolidated Financial Statements
                         December 31, 1998 and March 31, 1998

NOTE 6 - LONG-TERM DEBT

         Notes payable as of December 31, 1998 and March 31, 1998 are detailed in the following summary:

                                                                December 31,           March 31,
                                                                    1998                 1998
                                                                ------------          ------------
                                                                (Unaudited)
         Note payable to a company; due in monthly
          payments of $19,000, which includes interest
          at 6%, unsecured.                                     $    210,994          $        -

         Note payable to a company; due May 1, 2000,
          option to convert to common stock, interest
          at 10%, unsecured.                                         440,000                   -

         Convertible 8% debenture; due December 21, 2001.
           Interest due quarterly, unsecured.                        750,000                   -

         Note payable to a company; due in monthly
          installments of $3,244 which includes
          interest at 8%; due July, 1999, unsecured.                  49,080                62,056
                                                                ------------          ------------
              Total long-term debt                                 1,450,074                62,056

              Less: current portion                                 (260,074)              (50,080)
                                                                ------------          ------------

              Long-term portion                                 $  1,190,000          $     11,976
                                                                ------------          ------------
                                                                ------------          ------------

         Maturities of long-term debt are summarized below:

                                            Period ending December 31, 1999           $    260,074
                                                                       2000                440,000
                                                                       2001                750,000
                                                                       2002                    -
                                                                       2003                    -
                                                                                      ------------
                                                                      Total           $  1,450,074
                                                                                      ------------
                                                                                      ------------

NOTE 7 - LEASES

         All noncancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards Board Statement No. 13, "Accounting for Leases".

         The following analysis represents property under capital lease at December 31, 1998 and March 31, 1998:

                                                                December 31,           March 31,
                                                                    1998                 1998
                                                                ------------          ------------
                                                                (Unaudited)
                  Equipment                                     $    26,877           $    26,877
                  Less: accumulated depreciation                    (25,603)              (24,170)
                                                                ------------          ------------
                  Net property under capital lease              $     1,274           $     2,707
                                                                ------------          ------------
                                                                ------------          ------------


                         CHEQUEMATE INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 1998 and March 31, 1998


NOTE 7 - LEASES (Continued)

         At December 31, 1998, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                                  Capital            Operating
                                                                  Leases               Leases
                                                                ----------          -----------
         Period ended December 31,
           1999                                                 $   4,070           $  184,649
           2000                                                     3,561              166,941
           2001                                                       -                146,169
           2002                                                       -                 31,368
           later years                                                -                    -
                                                                ----------          -----------
         Total minimum lease payments                               7,631              529,127
           Less: interest                                          (1,304)
                                                                ----------
           Present value of net minimum lease payment               6,327
           Less: current portion                                   (6,327)
                                                                ----------
           Capital lease obligations payable long-term          $     -
                                                                ----------
                                                                ----------


         Rental expense for the years ended December 31, 1998 amounted to $95,262.

NOTE 8 - CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

         CASH FLOW INFORMATION

                                                                December 31,         March 31,
                                                                   1998                1998
                                                                -----------         -----------
                                                                (Unaudited)
         Interest paid                                          $   16,641          $    18,478

         Interest received                                      $      -            $    24,152

         Income taxes paid                                      $      -            $       400


         NON-CASH INVESTING AND FINANCING ACTIVITIES

         For the nine months ending December 31, 1998 and March 31, 1998, the Company incurred the following non-cash investing and financing activities.

                                                                December 31,         March 31,
                                                                   1998                1998
                                                                -----------         -----------
                                                                (Unaudited)
         Capital lease obligations incurred                     $      -            $       -

         Issuance of stock and options for
          services rendered                                     $      -            $   651,517


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

         On December 8, 1998, the Company entered into an asset purchase agreement to acquire certain assets of Alpha Broadcasting Communications. The assets consist mainly of inventory and equipment.

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

         Activity regarding stock options is summarized as follows:


                                                                  Number of Shares
                                           -----------------------------      ----------------------------
                                                   December 31,                        March 31,
                                           -----------------------------      ----------------------------
                                               1998            PRICE             1998             PRICE
                                           ----------       ------------      ---------       ------------
                                           (Unaudited)
         Options Granted:
              Beginning of year               354,800       $  3.50-7.00        354,800       $  3.50-7.00
              Additional granted            2,024,753         .01 - 3.64      2,000,000                .01
                                           ----------                         ---------
              End of year                   2,379,553                         2,354,800
                                           ----------                         ---------
                                           ----------                         ---------

         Options Exercised:
              Beginning of year               283,242           .01-3.50            100               3.50
              Additional exercised            971,364                .01        283,142                .01
              Expired                            -                                 -                   -
                                           ----------                         ---------
              End of year                   1,254,506                           283,242
                                           ----------                         ---------
                                           ----------                         ---------

         Options Outstanding at
          End of Year                       1,125,047                         2,071,558
                                           ----------                         ---------
                                           ----------                         ---------


         Option prices range from $6.25 to $7.00 per share. Options price for regional directors and executive officers is $3.50 per share.

         The Company granted several stock options to various individuals for service performed or for future services. The option price for the services performed was stated at $5.00 per share on 14,000 shares. The option price granted on future services was the lower of the bid price or $7.50 per share on 100,000 shares. In the current year the additional option granted exercise price was $0.01 per share.

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

         The Company is now launching the first television network to exclusively offer 3D programming to satellite dish owners, cable TV subscribers and hotel guests through a pay-per-view delivery system. The Company's 3D network was launched by SpaceNet to the C-Band satellite market in January of 1999. C-Band satellite subscribers utilize the large satellite dishes, whereas Direct to Home or "DTH" subscribers utilize much smaller dishes. The 3D channel will be both a subscriber and advertiser supported television network. The Company's strategy is to become a premier niche television channel utilizing its proprietary technology. 3D programming will be geared toward television viewers who are looking for a new level of entertainment. Content for the channel will be a combination of modified two-dimensional material, and original and acquired 3D material. The 3D channel should prove attractive to cable stations and DTH carriers since they share in the monthly subscription fee. As the number of subscribers grows, the network will be positioned to generate advertising revenue.

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


         The Company was also able to successfully close the asset purchase from Alpha Broadcasting which provided the assets to immediately step into the hotel pay-per-view business. This not only gives the Company new source of revenue, but also another distribution channel for its 3D technology.


RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED DECEMBER 31, 1998 AND 1997

Gross Revenue

         For the quarter ended December 31, 1998, total gross revenue of the Company was $275,937 compared to $351,405 for the quarter ended December 31, 1997; a decrease of $75,468. However, revenues increased by nearly $200,000 when compared to the quarter which ended September 30, 1998. The reason for this sudden climb is an increase in sales from the 3D Imaging as well as new sources of revenue from the hotel pay-per-view business and the re-selling of graphic 3D software.

         The Company continues to be dependant upon investment dollars to maintain operations. Due to this dependance on outside investment some concerns as to the Company's ability to continue as a going concern have been raised. Although no guarantee can be made, the Company is confident in its business plan and the potential for its products and believes it will be able to attract the necessary investment dollars to continue operations and growth. The

Company is also very aware of the necessity to quickly develop a greater revenue stream to help tide the dependance on outside groups. Steps which have been taken to help increase the Company's revenue were the purchases of the Alpha Broadcasting assets and Strata technology, which both have had a consistent revenue stream during the quarter. The Company is also actively marketing its core 3D products. This includes marketing the Realeyes Imaging System to individual consumers and to distributors, both domestically and internationally; as well as negotiating with cable television providers to offer our channel as another option to their customers. The Company foresees revenue increasing as cable providers start offering the channel to their customers and can share in the monthly subscription revenue. Additionally, equipment sales will increase since subscribers will need to purchase the equipment to view the 3D channel.


         The Company continued to rely heavily on cash flows from financing activities during the quarter ended December 31, 1998. The two major components to cash flow from financing activities for the quarter were Proceeds from Common Stock and Proceeds from Notes. The Proceeds from notes is easily identifiable in two separate transactions. The first, was a convertible debenture agreement entered into with Augustine Funding in the amount of $750,000. This debenture will in all likelihood be converted to stock at a later time according to the terms of the agreement. The second portion of Proceeds from notes relates to the acquisition of Alpha Broadcasting assets. A total value of the purchase was placed at $1,000,000. The proceeds given to Alpha Broadcasting in the transaction were three fold. First, a $60,000 cash payment. Second, 250,000 shares of restricted stock valued for this transaction at $2.00. And third, a note for $440,000 payable in 18 months. Monthly interest payments at an annual percentage rate of 10% are to be made for the 18 months. At the end of 18 months Alpha has the option to convert the note to common stock at the price of $2.00 or to receive cash. The Proceeds from common stock consisted mainly of $1,137,500 received through Regulation S agreements with non U.S. persons and the $500,000 value placed on shares given to Alpha Broadcasting as part of that purchase.


         Net cash used by operations was high for the quarter as the Company used much of the cash received to decrease payables and to make necessary deposits on satellite space and uplink services. The increase in receivables was due to acquiring the rights to Strata Inc. receivables from Zions Bank, a secured investor in Strata, Inc. The increase in inventory was due to inventory purchased as part of the Alpha Broadcasting transaction. This also relates to the net cash used by investing activities, because the vast majority of equipment purchased during the quarter was from the Alpha Broadcasting acquisition.

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

         As part of the agreement with Advanced Technology the Company committed as follows: THE COMPANY SHALL IMMEDIATELY CONTINUE TO PRODUCE THE INITIAL 200 REALEYES PRODUCT UNITS CURRENTLY IN PRODUCTION, [AND] SHALL FURTHER IMMEDIATELY PRODUCE THE ADDITIONAL 9,800 REALEYES PRODUCT UNITS PLANNED BY ADVANCED TECHNOLOGY. The Company, in accordance with the agreement and based upon market projections of ATG, invested capital into inventory. Initial sales of the units were slower than anticipated. Once the Company realized that initial sales were falling short of projected sales, production was stopped. This in turn has resulted in there being no change in raw materials between March 31, 1998 and December 31,1998 because production to finish the first 10,000 has not become necessary. The raw materials reflected in inventory are still in good condition and can be used to produce the Realeyes Product which uses the Company's core technology.

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

         Significant increases took place in several of the balance sheet accounts during the quarter ended December 31, 1998. These included increases in Cash, Accounts Receivables, Prepaid Expenses, Inventory, Property and Equipment, and Refundable Deposits. The increase in Cash is due to the investment dollars which were received to help fund the new business plan which is currently being implemented. The increase in Accounts Receivables was mainly due to the Strata receivables purchased from Zions Bank. The Prepaid expenses increased as the Company paid for certain operating expenses in advance, namely legal expenses and rent for the new Los Angeles office. Inventory increased also due to transactions involving Strata, Inc. and Alpha Broadcasting. The inventory purchased as part of the Alpha transaction was valued at $653,297 and the Company has made an investment of $64,929 in Strata inventory so that it could act as a re-seller of their product. The large increase in equipment is due to the Alpha Broadcasting acquisition and $326,542 worth of equipment purchased in the agreement. The equipment from Alpha Broadcasting relates to machinery previously installed in hotels to provide the pay-per-view service to the various rooms. The large increase in refundable deposits was due to $225,000 deposited with Spacelink, Inc. to gain access to satellite space on Spacenet 3, and

$50,000 deposited with Geosynchronous, Inc. to provide uplink service (transmission from Earth's surface to the particular satellite).


         The Company will be making many material capital expenditures in the coming months. Among these are monthly payments totally $100,000 to rent satellite space and broadcast the Company's channel signal to the satellite. Other expenditures will be made in acquiring and developing content to broadcast the Company's cable channel. Expenditures for content will include licensing fees for movie rights, and equipment and production costs to film content generated internally. Increased marketing expenditures are also planned to make the general public and also cable providers aware of the equipment and services available from the Company. These expenditures will include advertisements in cable magazines, commercials placed on cable television, and attending shows and conferences related to the industry.


         The Company has retained the services of Coleman Capital Partners to help meet future capital needs. As discussed in Item 5 of the 10-QSB the Company did complete a second convertible debenture with Augustine Fund L.P. in February for $2,000,000 and is hopeful the similar deals can be reached as further capital becomes necessary. The Company has also received an additional $500,000 through its Regulation S offering since the filing of the most recent 10-QSB, however, there is no future plan to continue receiving capital through this kind of offering.

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

         As also referenced in the most recent Form 10-KSB report of the Company, the Company's subsidiary, Chequemate Tele-Services, Inc., has been named in litigation regarding a disputed lease obligation. The Chairman of the Company has also been named as a defendant by reason of a written guarantee given to the landlord of the subject lease. The defendants have responded to the litigation and Chequemate Tele-Services has asserted counterclaims against the landlord. The Dallas County Texas District Court has ordered mediation in the matter. A date for the mediation hearing has not been set as of the date of this amended report.

Item 2.  Changes in Securities and Use of Proceeds


         Set forth in the table below is a summary of all securities sold by the Company between January 1, 1998 and May 31, 1999, without registering the securities under the Securities Act of 1933. Substantially all of the described transactions have previously been reported in the quarterly reports of the Company filed with the SEC. This table is meant to be a complete restatement of such transactions for the period indicated.



       Date               Title and amount of          Consideration                Class of persons to
                          Securities sold                                           whom sold
---------------------------------------------------------------------------------------------------------
A      2/10/98            7,000 shares                 Consulting services          U.S. Investor
                          common stock
---------------------------------------------------------------------------------------------------------
B      2/27/98            20,000 shares                satisfaction of              U.S. Investor
                          common stock                 payable of issuer
---------------------------------------------------------------------------------------------------------
C      2/   /98           200,000 shares               consulting services          U.S. Investor
                          common stock
---------------------------------------------------------------------------------------------------------
D      4/24/98 to         106,668 shares               exercise of assigned         U.S. investor
       7/22/98            common stock                 options
---------------------------------------------------------------------------------------------------------
E      6/2/98             20,000 shares                employee bonus and           Corporate officer
                          common stock                 consulting services
---------------------------------------------------------------------------------------------------------
F      7/21/98            40,000 shares                consulting services          Consultant
                          common stock
---------------------------------------------------------------------------------------------------------
G      8/26/98 to         587,791 shares               $422,500                     U.S. investors
       11/6/98            common stock
---------------------------------------------------------------------------------------------------------
H      10/26/98           9,754 shares                 payment of book              U.S. investor
                          common stock                 royalties
---------------------------------------------------------------------------------------------------------
I      12/8/98            250,000 shares               Alpha asset                  Selling corporation
                          common stock                 acquisition
---------------------------------------------------------------------------------------------------------
J      12/15/98           10,000 shares                consulting services          U.S. investor
                          common stock
---------------------------------------------------------------------------------------------------------
K      12/21/98           8% convertible               $ 750,000                    U.S. investor
                          debentures
---------------------------------------------------------------------------------------------------------
L      12/21/98           warrant for                  Unexercised with a           U.S. investor
                          24,753 shares                $3.64 strike price
---------------------------------------------------------------------------------------------------------
M      12/21/98           200,000 shares               consulting services          Consultant
                          common stock
---------------------------------------------------------------------------------------------------------
N      10/5/98 to         675,000 shares               $337,500                     Foreign investors
       11/2/98            common stock
---------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------
O      11/30/98 to        800,000 shares               $400,000                     Foreign investors
       12/23/98           common stock
---------------------------------------------------------------------------------------------------------
P      1/25/99 to         700,000 shares               $700,000                     Foreign investors
       3/25/99            common stock
---------------------------------------------------------------------------------------------------------
Q      2/9/99             8% convertible               $2,000,000                   U.S. investor
                          debentures
---------------------------------------------------------------------------------------------------------
R      2/9/99             warrant for                  Unexercised with a           U.S. investor
                          67,800 shares                $3.54 strike price
---------------------------------------------------------------------------------------------------------
S      3/31/99            333,333 shares               Strata acquisition           U.S. investors
                          common stock                 of secured interests
---------------------------------------------------------------------------------------------------------
T      4/15/99            55,000 shares                Consulting services          Foreign consultant
                          common stock
---------------------------------------------------------------------------------------------------------
U      4/23/99            warrant for 300,000          Unexercised with strike      U.S. investor
                          shares                       prices of $3.50, $4.50
                                                       and $5.00
---------------------------------------------------------------------------------------------------------


Sales of Equity Securities Pursuant to Regulation S

         The sales reflected in transactions N, O, P and T were made pursuant to Regulation S promulgated by the Securities and Exchange Commission. The securities were all restricted common stock, and shall remain as restricted securities for the one-year distribution compliance period. The facts relied upon to satisfy the exemption were as follows:

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

         (f) To the knowledge of the Company , all offers and sales of the Regulation S shares by Purchasers prior to the expiration of a one-year distribution compliance period have only been made in compliance with the safe harbor contained in Regulation S, or pursuant to an exemption from registration.

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



All Regulation S sales were to non-U.S. persons, including private investment firms. Stock certificates for a portion of the shares purchased in the Regulation S transactions have not, as yet, been issued to the purchasers of the stock. However, full cash payment for the shares has been received by the Company on or before the dates indicated in the table.


Sales of Equity Securities Pursuant to Regulation D

         Transactions A and B, F through I, K through M, Q through S, and U constitute private placement transactions under Regulation D. The private placement transactions were variously made for the asset acquisition transactions described below, for services rendered to the Company, for the cancellation of debt of the Company, or for cash.


         Prior to the date of this report, the Company issued its 8% Convertible Debentures due December 21, 2001 in the face amount of $750,000, and its 8% Convertible Debentures due February 9, 2002 in the face amount of $2,000,000 (transactions L and R). These debentures were issued in private placements on December 21, 1998 and February 9, 1999 respectively. Both private placements were made to a single accredited investor. An aggregate of $165,000 was paid as a finders fee for the combined transactions.


         On December 8, 1998(transaction J), the Company entered into an Asset Purchase Agreement to purchase certain assets of Coast Communications, Inc., a Nevada corporation doing business as Alpha Broadcasting Communications. Pursuant to the Asset Purchase Agreement, the Company has issued 250,000 shares of its restricted common stock to the selling entity, which is an accredited investor.. Further details of the described transaction, including a discussion of the balance of the consideration to be paid for the assets, are included in the Form 8-K report of the Company dated December 23, 1998 and filed with the SEC.


         Shares issued pursuant to transactions C, D, E and J were believed by management of the Company to be registered transactions or were believed to qualify for registration on Form S-8, and were not sold as restricted securities pursuant to an exemption from registration. The Form S-8 registration statements which were filed by the Company at the time of the issuance of these shares may not have been applicable to the shares issued or the transaction pursuant to which the shares were issued.


         All U.S. investors are believed to be accredited investors, as defined in Rule 501(a) of Regulation D.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEQUEMATE INTERNATIONAL, INC.




/s/ J. MICHAEL HEIL
-----------------------------------
J. MICHAEL HEIL                             DATE   JULY 2, 1999
CHIEF EXECUTIVE OFFICER                          -----------------



/s/ STEVE ANDERSON
-----------------------------------
STEVE ANDERSON                              DATE   JULY 2, 1999
CHIEF FINANCIAL OFFICER                          -----------------