Form 10KSB
period 1999-03-31
CHEQUEMATE INTERNATIONAL INC
filed 1999-07-15
CIK 850218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Fiscal Year Ended: March 31, 1999
                       Commission File Number:33-38511-FW

                         CHEQUEMATE INTERNATIONAL, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                 Utah                                       76-0279816
          --------------------------------              -------------------
         (State or other jurisdiction                    (I.R.S. Employer
          of incorporation or organization)             Identification No.)


            57 West 200 South, Suite 350; Salt Lake City, Utah 84101
            --------------------------------------------------------
                    (Address of principal executive offices)



                                 (801) 322-1111
                            --------------------------
                           (Issuer's Telephone Number)


         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirement for the past 90 days. YES X    No
                                                                     ---    ---
         State issuer's revenues for its most recent fiscal year:     $682,760

         Check if there is no delinquent filers pursuant to Item 405 of Regulation S-B contained in this report and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statments incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB:

         As of June 30, 1999 the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (June 30,1999): $49,762,972

         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 22,358,646 as of June 30, 1999

         Transitional Small Business Format: YES     NO   X
                                                ---      ---

                                TABLE OF CONTENTS


                                     PART I

Item 1. Description of Business...................................................................................3

Item 2. Description of Property...................................................................................8

Item 3. Legal Proceedings.........................................................................................8

Item 4. Submission of Matters to a Vote of Security Holders.......................................................8


                                     PART II

Item 5. Market for Common Equity..................................................................................8

Item 6. Management's Discussion and Analysis.....................................................................10

Item 7. Financial Statements.....................................................................................16

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.....................34


                                    PART III


Item 9. Directors and Executive Officers.........................................................................34

Item 10. Executive Compensation..................................................................................37

Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................38

Item 12. Certain Relationships and Related Transactions..........................................................38

Item 13. Exhibits and Reports....................................................................................40

                                     Part I

ITEM 1.  Description of Business

Forward Looking Statements

         This annual filing includes Aforward looking statements@ within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). The PSLRA provides a "safe harbor" for such statements to encourage companies to provide prospective information about themselves so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. All statements other than statements of historical fact made in this report or incorporated by reference are forward-looking. In particular, the statements herein regarding the availability of adequate funding and progress in the development of its various business segments are forward-looking statements. Forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that the Company's actual results may differ significantly from management's expectations and, therefore, from the results discussed in such forward-looking statements.

History of the Company

         The Company was incorporated under the laws of the State of Texas on April 21, 1989 under the name Ainsley Corporation. The Company issued its initial shares of common stock on April 25, 1989 (inception) and was organized primarily for the purpose of raising capital to take advantage of potential business opportunities. The name of the Company was later changed to Automated Compliance & Training, Inc. (AC&T), when the Texas corporation was merged with a Utah corporation to make the change to Utah as state of incorporation. On September 3, 1996, AC&T merged with its wholly owned subsidiary Chequemate International, Inc. (the "Company" or "CMI") and assumed the name of the subsidiary.

         On April 17, 1997 CMI formed a new wholly owned subsidiary named Chequemate Third Dimension, Inc. The name has since been changed to Chequemate Electronics, Inc. (CE). CE was formed to manufacture and market breakthrough 3D imaging technology which was acquired from Advanced Technology Group, LLC (ATG). On June 23, 1997 an agreement was finalized by which CE obtained the exclusive worldwide license to the 3D technology developed by ATG.

         On November 12, 1998 the Company sold the assets associated with the financial service segments of the business to TFL, LLC with its two principals being former Chequemate International employees. Both TFL, LLC and the Company continue to use the name Chequemate International, although the Company has filed for, and is operating under, the assumed name of C-3D Digital, Inc. At the time of the 1999 shareholders' meeting, the name of the Company will be officially changed to C-3D Digital, Inc. and the rights associated with the Chequemate International name will be fully transferred to TFL, LLC.

         On December 8, 1998 the Company purchased from Alpha Broadcasting Corporation inventory, equipment and contracts to provide pay-per-view television services to 19 hotel properties amounting to roughly 3,000 hotel rooms. The value of the purchase was placed at $1,000,000 and was accomplished through a combination of restricted stock, cash, and a note for $440,000. On July 2, 1999 the Company purchased additional equipment and contracts to provide pay-per-view television services to an additional 21 properties. The purchase of these assets was accomplished for the sum of $150,000 cash and 125,000 shares of stock of the Company. Both of these transactions were completed through the Company's wholly owned subsidiary, Chequemate Technologies, Inc.

         On December 10, 1998 and March 31, 1999, the Company acquired the debt position of several secured investors in Strata, Inc., a 3D software provider. On June 16, 1999 these debt positions were used to foreclose on the assets and technology previously owned by Strata, Inc. The Company continues to market the developed products and find new ways that the technology can help in other businesses in which the Company is involved.

Principal Products and Services

Realeyes Product and Technology

         On June 23, 1997 the Company's wholly owned subsidiary executed a license agreement and was granted an exclusive, worldwide and perpetual license to certain proprietary three dimensional video technology which has been developed under the name of Realeyes 3D Video.

         The revolutionary Realeyes product consists of a small VCR-size unit which digitizes a TV signal and converts it to a third dimensional picture. It can be used with any television in combination with signals from satellite receivers, cable feed, VCRs, laser disc players or video games. The Chequemate 3-D system can convert any TV signal to 3-D in either the NTSC format used in the United States, or the PAL format used abroad.

Cable Channel

         The Company has been operating its own cable channel since January 1, 1999. The channel is currently accessible by owners of C-Band satellite dishes which are the large 8 to 12 foot backyard dishes. The satellite space which is used to broadcast the channel is on the GE Spacenet 3 satellite at Transponder
9. The programming on the channel continues to increase and consists of movies which have been licensed for use by the Company as well as video content which was specifically contracted for production by the Company. Content acquisition and development is coordinated through the Company's Los Angeles office.

         The channel signal is currently broadcast without any encryption, meaning that any C-Band satellite dish owner can tune in and receive the Company's channel. However, the picture they see has two different images and appears shadowed and out of focus when viewed without the proprietary 3D equipment available from the Company. This equipment consists of a pair of high speed shutter glasses and either the Company's original Realeyes product or the new Channel Player. The difference between the two products is that the original Realeyes product will not only allow the viewer to see the 3D cable channel clearly, but will also convert existing to 2D content from whatever video source, be it other television channels, videos or video games, to a 3D image. The Channel Player can be used to view the Company's channel but cannot convert normal 2D images to 3D like the more expensive Realeyes unit.

         The Company is actively marketing its channel to cable operators across the United States and recently returned from the National Cable Television Association (NCTA) show in Chicago. At the show, the Company was able to introduce the channel to numerous cable operators, hardware manufactures and others involved in the cable industry. VisionComm, a cable operator in Dallas, Texas, has successfully pulled the channel into its system and will be marketing it to their subscribers beginning July 1st . The Company is optimistic that many other cable operators will follow suit and begin offering the channel to their subscribers in the near future. The channel will begin as a premium channel with the cable operator and the Company sharing in the revenue which will be generated.

Hotel Pay-Per-View

         Another key business segment of the Company is its hotel pay-per-view business. The Company became involved in this business area through acquisitions from Alpha Broadcasting Corporation and Hotel Movie Express. In the acquisitions the Company purchased a combination of inventory to outfit hotels for a pay-per-view service, equipment that had already been installed in hotels, and contracts to provide the pay-per-view service where this equipment was in place. The Company is interested in the hotel market as another revenue source from its 3D technology. Currently the hotel properties, consisting of more than 5,800 rooms, continue to operate as a traditional pay-per-view system, but steps have been taken which will make it possible for hotel guests to enjoy a 3D experience right in their own room. The properties are located in Arizona, California, Idaho, Nevada, New Mexico, Texas, Utah and Washington.

Strata Software Division

     The Company completed on June 16, 1999 the process of acquiring the assets and technology previously owned by Strata, Inc. The Company has hired former Strata, Inc. employees to support and sell the Strata products for the Company. Strata, Inc. was one of the early pioneers in 3D software. The Strata tool line has been used for such well-known projects as the game "MYST"(c); television shows like the "98 MTV Movie (c) Awards" (c),"Hercules" (c) and "Xena" (c); the NBC dancing peacocks; the Warner Bros and Blockbuster web sites; the films "Contact" (c), "5th Element" (c), "Batman Forever" (c), and many others. These tools will provide the Company with some of the most advanced 3D technology available and should enhance the Company's position in 3D media and technology.

The core Strata products, that will now be offered by the Company, are the following:

StudioPro (TM). StudioPro is the premier Strata 3D product and is available for Apple Macintosh, Windows 98 and NT. StudioPro has a retail price of $1,495 and is available in the United States at the Astreet price@ of approximately $950. StudioPro is used for creating 3D images and animations for the web, video, movies, print, games and multimedia. StudioPro is well known for being used to create the graphics for the world's best selling CD-Rom game, Myst (c).Recently StudioPro has been used on projects such as the Blockbuster Video Web site, the NBC dancing peacocks and the movie Contact. An upcoming release will add special stereographic 3D features. StudioPro has an installed base of approximately 60,000 customers.

Vision 3D (TM). Vision 3D is an entry level 3D product and is based directly on StudioPro. Vision 3D is presently available only on Apple Macintosh computers. Vision 3D is priced at $395 retail with a $295 street price. Vision 3D is used by professionals and non-professionals alike. Vision 3D is used for print, Web, video and multimedia - as well as recreational purposes. This product has an installed base of approximately 40,000 customers.

VideoShop. VideoShop is a professional quality non-linear video editor and presently runs only on Apple Macintosh computers. VideoShop is priced at $495 retail with a $395 street price. VideoShop is used primarily for multimedia, web and desktop video tasks. It has been bundled on select Macintosh computers for over five years and has developed an installed base of well over one million customers through this process.

MediaPaint (TM). MediaPaint is a video painting and effects application. MediaPaint is available for Apple Macintosh, Windows 98 and NT. MediaPaint is priced at $695 retail with a $395 street price. MediaPaint is used for professional projects on the Web, multimedia and broadcast video. MediaPaint has an installed base of approximately 6,000 users.

3D.COM

         The Company also recently announced the formation of a new wholly owned subsidiary company named 3D.COM. Created from the Company's recent Strata acquisition and its own internal web division, 3D.COM will be launching the world's first Virtual Reality Portal. The portal, planned for a fall 1999 debut, is designed to allow visitors to "go in" rather than just "go to" the web. The plan is patterned after Real Networks(TM) which is both a technology company and a media portal. Similarly, 3D.COM will be providing a web portal and technology products, but with the focus being on 3D and virtual reality. Revenue will be generated for the subsidiary by ad placement on the website and through sales at the 3D.COM online store.

Research and Development

         The Company is continuing its efforts to develop and integrate its various 3D technologies. During fiscal year 1998 and 1999, the Company has expended approximately $215,000 and $320,000 respectively on research and development.

Patents, Trademarks and Copyrights

         On June 23, 1997, the Company acquired an exclusive, worldwide and perpetual license to the Realeyes proprietary three dimensional video technology and subsequently filed U.S. provisional patent application number 60/034,149 with regard to aspects of such technology. The Company has now proceeded to file additional patent applications, including a U.S. utility application, Serial No. 08/997,068, with regard to the system and method of synthesizing three-dimensional video from a two-dimensional video source. Patent Cooperation Treaty (PCT) national phase patent applications based upon this technology have been filed in Australia, Brazil, Canada, China, Japan, Europe and Mexico.
Another U.S. provisional patent application has been filed with regard to a system and method for recording and broadcasting three-dimensional video synthesized from a two-dimensional source.

         On  June  16,  1999,  the  Company  acquired  certain   copyrights  and
trademarks relative to the technology and products of its Strata Division.


 The Company currently owns or licenses the following U.S. and foreign patents:

-----------------------------------------------------------------------------------------------------------------

Patent/Product           Application or      Country        Granted or Filed        Year of expiration or
                         Registration No.                                           Renewal
-----------------------------------------------------------------------------------------------------------------
Chequemate 2D to 3D       08/997,068         U.S.A.         December 23, 1997       Pending
-----------------------------------------------------------------------------------------------------------------
Chequemate 2D to 3D       57206/98           Australia      December 24, 1997       Pending
-----------------------------------------------------------------------------------------------------------------
Chequemate 2D to 3D                          Brazil         December 24, 1997       Pending
-----------------------------------------------------------------------------------------------------------------
Chequemate 2D to 3D                          Canada         December 24, 1997       Pending
-----------------------------------------------------------------------------------------------------------------
Chequemate 2D to 3D                          China          December 24, 1997       Pending
-----------------------------------------------------------------------------------------------------------------
Chequemate 2D to 3D                          Japan          December 24, 1997       Pending
-----------------------------------------------------------------------------------------------------------------
Chequemate 2D to 3D       97953466.6         Europe         December 24, 1997       Pending
-----------------------------------------------------------------------------------------------------------------
Chequemate 2D to 3D                          Mexico         December 24, 1997       Pending
-----------------------------------------------------------------------------------------------------------------
Chequemate Recording and  60/114,264         U.S.A.         December 30, 1998       Conversion due
Broadcasting 3D from 2D   Provisional                                                December 30, 1999
-----------------------------------------------------------------------------------------------------------------
      The Company currently owns or licenses the following U.S. copyrights:
-----------------------------------------------------------------------------------------------------------------

Copyright/Product                        Registration No.         Country             Granted
-----------------------------------------------------------------------------------------------------------------
StrataVISION 3D                          TX 2,688,747             U.S.A.              October 2, 1989
-----------------------------------------------------------------------------------------------------------------
AIM - 3D                                 TXu 507, 718             U.S.A.              February 13, 1992
-----------------------------------------------------------------------------------------------------------------


       The Company currently owns or licenses the following U.S. and foreign trademarks:

---------------------------------------------------------------------------------------------------------------

Trademark/Product                Registration No.    Country        Granted or Filed        Year of expiration or
                                 or Serial No.                                              Renewal
---------------------------------------------------------------------------------------------------------------
C-3D Digital class 38            75/605,796          U.S.A.         December 15, 1998       Pending
----------------------------------------------------------------------------------------------------------------
C-3D Digital class 9             75/605,795          U.S.A.         December 15, 1998       Pending
----------------------------------------------------------------------------------------------------------------
C-3D class 9                     75/605,794          U.S.A.         December 15, 1998       Pending
----------------------------------------------------------------------------------------------------------------
C-3D class 38                    75/605,904          U.S.A.         December 15, 1998       Pending
----------------------------------------------------------------------------------------------------------------
3D.COM class 42                  75/729,813          U.S.A.         June 16, 1999           Pending
----------------------------------------------------------------------------------------------------------------
3D TRAVEL class 38               75/279,982          U.S.A.         June 16, 1999           Pending
----------------------------------------------------------------------------------------------------------------
3D SPORTS class 9                75/729,984          U.S.A.         June 16, 1999           Pending
----------------------------------------------------------------------------------------------------------------
3D SPORTS class 38               75/729,985          U.S.A.         June 16, 1999           Pending
----------------------------------------------------------------------------------------------------------------
3D TRAVEL class 42               75/729,812          U.S.A.         June 16, 1999           Pending
----------------------------------------------------------------------------------------------------------------
3D SPORTS class 25               75/729,811          U.S.A.         June 16, 1999           Pending
----------------------------------------------------------------------------------------------------------------
3D SPORTS class 42               75/729,031          U.S.A.         June 16, 1999           Pending
----------------------------------------------------------------------------------------------------------------
STRATAVISION 3D                  1,606,234           U.S.A.         July 17, 1990           July 17, 2000
----------------------------------------------------------------------------------------------------------------
STUDIOPRO                        1,892,027           U.S.A.         May 2, 1995             May 2, 2001 (1)
----------------------------------------------------------------------------------------------------------------
MEDIAPAINT                       2,042,281           U.S.A.         March 4, 1997           March 4, 2003 (1)
----------------------------------------------------------------------------------------------------------------
POWERING THE CREATIVE            2,098,858           U.S.A.         September 23, 1997      September 23, 2003 (1)
ENVIRONMENT
----------------------------------------------------------------------------------------------------------------
STRATAVISION                     TMA404,400          Canada         November 6, 1992        November 6, 2007
----------------------------------------------------------------------------------------------------------------
STRATAVISION                     1,723,500           France         November 14, 1998       November 13, 1999
----------------------------------------------------------------------------------------------------------------
STRATAVISION                     1,162,225           Germany        August 8, 1990          October 5, 1999
----------------------------------------------------------------------------------------------------------------
TELECHARGE                       2,241,551           U.S.A.         April 27, 1999          April 27, 20051
----------------------------------------------------------------------------------------------------------------
TELECHARGE SIMPLE ACCESS         2,241,550           U.S.A.         April 27, 1999          April 27, 20051
----------------------------------------------------------------------------------------------------------------

The Company has also licensed other technology regarding its Strata product line that enables the Company to offer certain of its Strata products on the Microsoft Windows 95 (or higher), operating system.
-------------------------

     (1) Affidavits of Continued Use are due by this date. If filed the trademark will be valid for ten years from the date of grant. If not filed the trademark will expire on this date.

Employees

         As of June 30, 1999, the Company and its subsidiaries had 33 full time employees.

ITEM 2.  Description of Property

         The Company occupies leased office space at 57 West 200 South, Suite 350, Salt Lake City, Utah; at 21601 Devonshire Street Ste. 320, Chatsworth, CA 9131; at 1545 N. McQueen Suite 4, Gilbert, AZ 85233; and at 567 South Valley View Dr. Suite 202, St. George, Utah. The Company offices are comprised of 15,659 square feet and are leased at a monthly base rental of $18,958. The Company also occupies space for its fulfillment division at 545 West 500 South, Suite 140 Bountiful, Utah. The office space is 2,125 square feet, and is leased at a monthly base rental of $1,223.

ITEM 3.  Legal Proceedings

         On March 11, 1997 a citation and petition for suit on damages was filed against Chequemate Tele-Services Inc., in the District Court of Dallas County Texas. The plaintiff is Peak Credit Card Processing, L.C. d/b/a Peak Financial Services. Relief is being sought by plaintiff for damages in an unspecified amount, to be determined at some later date. A response to the citation was filed in a timely basis in the court of jurisdiction denying any and all allegations made in the citation. A court hearing was set for May 4, 1998; the plaintiff did not show up. A motion was made to dismiss the action, but the court wanted to give the plaintiff time to file a motion for continuance. No motion for continuance has been filed, and it is the belief of the Company that the plaintiff does not have the means or the will to continue this action. No action has been evident since the original citation was filed.

         On December 18, 1997 a citation and petition for suit was filed against Chequemate Tele-Services, Inc., Blaine Harris, and Fred Boedeker, in the District Courts of Dallas County Texas. The plaintiff is Central Meadow Park, L.P. Plaintiff seeks damages, both direct and consequential, for breach of contract on leased premises as detailed in the citation.

         On June 22, 1998 a suit was filed against Chequemate International, Inc. in the District Court for the Northern District of Illinois Eastern Division. The plaintiff, BH Productions, Inc. d/b/a Ignite Advertising is seeking payment remaining under a contract for advertising services entered into in October 1997. The case was settled and the Company is making monthly payments of $40,000. There are three payments remaining under the settlement. The liability is reflected in the financial statements.

     The Company has been named as a defendant in litigation entitled Marshall Industries v. Chequemate International, Inc., Civil No. 990901773. The plaintiff claims payment of $18,360.83 for parts acquired either by the Company or ATG, the licensee of the 3D technology. The Company is negotiating to settle this matter.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                     PART II
                                     -------

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

         The stock of the Company is traded on the American Stock Exchange under the symbol of DDD. The listing on the American Stock Exchange took place on June 9, 1999. Prior to this date, the Company's stock had been traded on the OTC Bulletin Board under the symbol CQMT of the NASD Stock Market, Inc. As of June 29, 1999, there are approximately 829 shareholders of record of the Company. As of June 29, 1999, the Company had issued and outstanding shares of 22,358,646. Of this amount, 2,991,904 shares represent paid subscriptions for which certificates have not been issued. The stock of the Company, as of June 30, 1999, was quoted at $2.75 bid and $2.875 ask.

         The NASD Stock Market, Inc. provided the fiscal year 1999 quotations for the Company's stock. The referenced quotations reflect inter-dealer prices without dealer mark-up, markdown or commissions and may not represent actual transactions.


      ----------------------------------------------------------------------------------------------

      Fiscal Year                          High Bid Price                      Low Bid Price
      ----------------------------------------------------------------------------------------------
      1998 B 1st Quarter (4/97-6/97)       6.6875                               3.50
      ----------------------------------------------------------------------------------------------
      1998 B 2nd Quarter (7/97-9/97)       6.0625                              3.625
      ----------------------------------------------------------------------------------------------
      1998 B 3rd Quarter (10/97-12/97)     3.6875                               2.25
      ----------------------------------------------------------------------------------------------
      1998- 4th Quarter (1/98-3/98)         2.625                               1.20
      1999- 1st Quarter (4/98-6/98)        2.5625                               1.19
      1999- 2nd Quarter (7/98-9/98)          1.24                                .78
      1999- 3rd Quarter (10/98-12/98)        3.76                                .66
      1999- 4th Quarter (1/99-3/99)       3.34375                            1.46875
      ----------------------------------------------------------------------------------------------

         The Company has paid no dividends on common stock during its two most recent fiscal years, and has no present intention to pay dividends in fiscal year 2000.

Recent Sales of Unregistered Securities

         On June 4, 1999, the Company issued to a private U.S. investor 8% Convertible Debentures in the face amount of $500,000 and a warrant for 16,950 shares of common stock. Both of these convertible securities may be exercised by the holder prior to June 4, 2002 to obtain shares of common stock of the Company. The convertible debentures provide for conversion based on a formula of eighty percent of the bid price of the stock of the Company for the five trading days prior to the exercise of the conversion right, with a maximum conversion price of $3.54 per share. The warrants have an exercise price of $3.54 per share.

         On July 8, 1999, the Company executed an agreement to acquire certain hotel pay-per-view contracts and equipment. As part of this transaction, the Company has issued 125,000 shares of restricted common stock to the seller of the purchased assets.

         In both of the transactions described above, the recipients of the securities of the Company were U.S. entities making written representations of their "accredited investor" status, and the issuance of the shares is exempt from registration under the provisions of Regulation D promulgated by the Securities and Exchange Commission.

         All other securities sold by the Company within the past three years, which were not registered under the Securities Act of 1933, have been reported in the previously filed reports of the Company.

ITEM 6.   Management's Discussion and Analysis

General

         The audited financial statements for the fiscal years ended March 31, 1999 and March 31, 1998 are enclosed with this Form 10-KSB. Reference is made to the Consolidated Financial Statements filed with this report for greater detail regarding the financial position of the Company.

         The selected financial data set forth below should be read in connection with the more complete information provided in the Consolidated Financial Statements, and their accompanying notes, which are included as Item 7 in this report.

-----------------------------------------------------------------------------------------------------------------
                                   March 31, 1999           March 31, 1998              March 31, 1997
-----------------------------------------------------------------------------------------------------------------
Total Assets                       $9,683,716               $5,809,466                  $1,286,760
-----------------------------------------------------------------------------------------------------------------
Total Liabilities                  $4,626,526               $2,017,711                  $  849,309
-----------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity         $5,057,190               $3,791,755                  $  437,451
-----------------------------------------------------------------------------------------------------------------
Revenue                            $  682,760               $1,091,794                  $  776,963
-----------------------------------------------------------------------------------------------------------------
Net Income (Loss)                 ($4,213,079)             ($8,024,045)                ($1,503,573)
-----------------------------------------------------------------------------------------------------------------

         Over the past year, the Company expended considerable amounts of money to further develop and prepare its 3D technology based products to be marketed to the mass consumer. The Company also incurred significant expenses in maintaining operations of the Company for the year. These operations not only included the 3D based segments of the business, but also the financial services segment of the business for the first two quarters of the year, until it was sold in November of 1998.

         Some of the larger expenditures during the year came in the last quarter when the Company launched what it believes to be the only television network to exclusively offer 3D programming. Monthly expenses to rent satellite space, and the services necessary to broadcast the channel, are near $100,000. Other significant expenditures have been made to provide content/programming for the 3D network. These expenditures include licensing movie rights and producing new shows for the 3D channel. The Company believes these expenditures are critical to create the monthly revenue that will come from the subscriber base which it is now beginning to be established.

         The acquisitions of Strata technology and Alpha Broadcasting pay-per-view television assets have also created two new revenue streams which replace, and have actually outdistanced, revenue which was lost when the financial services segment of the business was sold. In just the final four months of the fiscal year, and acting only as a reseller, the Strata products accounted for nearly $400,000 of revenue for the Company. The following table shows the revenue by quarter for the varying business segments of the Company:

----------------------------------------------------------------------------------------------------------------
                             1st Quarter        2nd Quarter            3rd Quarter            4th Quarter
----------------------------------------------------------------------------------------------------------------
Financial Services           $ 62,4052          $ 33,2352              $      0               $      0
----------------------------------------------------------------------------------------------------------------
Realeyes Units               $ 24,843           $ 41,798               $139,232               $ 42,028
----------------------------------------------------------------------------------------------------------------
Strata Software              $      0           $      0               $122,854               $259,462
----------------------------------------------------------------------------------------------------------------
Hotel Pay-Per-View           $      0           $      0               $ 13,851               $ 38,692
----------------------------------------------------------------------------------------------------------------

         As indicated in the chart above, the Company has more than replaced the revenue lost from the financial services business through its new business segments.

         Management of the Company is very optimistic due to the increase in revenue during the last two quarters of the year and believes these new product lines can do even better. The Company believes it has only scratched the surface of the potential revenue due to its patented technology used in the Realeyes units. All revenue generated in the past fiscal year from this technology was due to hardware sales of the Realeyes units. In the coming year this revenue will be augmented by monthly subscriber revenue, as people subscribe to the newly launched channel through their local cable provider. Furthermore, actual hardware sales are expected to increase as people who subscribe to the channel will need to buy the Realeyes unit or the newly developed Channel Player. Two recent contracts, one from the United Kingdom and one from Japan, should also significantly increase sales of the technology in hardware form.

     There are roughly 70,000,000 cable television subscribers in the United States alone, whether through the traditional cable company or the new digital satellite systems. Even the smallest of penetrations into this market would create monthly subscriber revenue in significant amounts, plus the aforementioned increase to hardware sales.

         The Strata software products generated in excess of $10,000,000 in annual revenue in 1995 and 1996. Although the Company is not projecting that this will be duplicated in the coming year, the Company expects to regain a portion of this revenue amount. A new licensing agreement with Software Too, Inc. in Japan is being negotiated, and other sales averaged nearly $100,000 per month for the last four months of the year just ended. These two sources of revenue, if annualized, could create in excess of $2 million in revenue from the Strata products alone.

         The hotel pay-per-view segment generates roughly $20,000 a month in revenue. Although this is not a large amount, the real significance of this business is its ability to serve as an internal beta test for providing 3D entertainment to hotel guests. The Company has adapted its 3D technology to work through the hotel pay-per-view system and will be testing it in one of its properties in July 1999. If it is successful and can increase buy rates from hotel guests, the possibilities are tremendous. There are an estimated 3,800,000 hotel rooms receiving pay-per-view services with some of the more recognized providers being On-Command Video and Lodgenet. Once the Company proves the value of adding 3D to the pay-per-view menu through our own properties, there is great potential with these large providers.

----------------------

     (2) This revenue is not included in revenue section of the Company's income statement, because this business segment represents discontinued operations.

Liquidity and Capital Resources

         The Company used $4.57 million of cash in operating activities in fiscal year 1999, compared with $5.08 million in fiscal year 1998. The Company was able to decrease its current liabilities during the year by over $550,000. The Company also showed a considerable increase in current assets with the most notable change being an increase of over $1.5 million in cash at year end. The net effect of the changes during the year was an increase in working capital from $937,835 at year end 1998, to $3,807,707 at year end 1999. The change in working capital results in a ratio of current assets to current liabilities of
3.65 at March 31, 1999.

         There was a measurable increase in the long-term liabilities of the Company when comparing the year end statements. The increase is due to the $2.75 million the Company issued as convertible debentures during the year and the $440,000 note payable to Alpha Broadcasting from the hotel pay-per-view purchase. The Company fully expects the debentures to be converted to equity during the coming year and will no longer show this investment as a long-term debt.

         In addition to cash from sales, the Company also received cash through issuance of notes payable (the previously mentioned convertible debentures being the major part) and the issuance of common stock and subscribed stock. The notes payable issuance accounts for just over $3 million and the stock, both issued and subscribed, accounts for slightly over $3.5 million.

     At March 31, 1999, the stockholders' equity was $5,057,190 versus $3,791,755 at March 31, 1998. The improvement is due mainly to the acquisitions from Alpha Broadcasting, Inc. and Strata, Inc. The Alpha asset purchase transaction was completed in December and is fully integrated into the financial statements. The Strata acquisition was completed subsequent to year end and will be fully integrated into the financial statements for the coming quarter, but is reflected in the year end statement as part of the note receivable. The Company had issued stock to certain parties involved in these transactions and forwarded funds to Strata which are reflected as a line item on the balance sheet entitled "Secured Interest." The $1.2 million secured interest, and additional funds forwarded subsequent to year end are being converted to furniture and fixtures, equipment and machinery, inventory, and intellectual property in their proportional amounts, now that the foreclosure action on the interests has been completed on June 16, 1999.

     The Company has received subsequent to year end additional capital from the issuance of notes payable and subscribed stock, and plans to do so in the future to help fund its business plan and growth.

Results of Operations

         The Company's revenues for fiscal year 1999 were down from the previous year. The decrease of $409,034 can in part be attributed to the fact that the financial service segment is accounted for as discontinued operations, and the two revenue sources replacing the discontinued segment did not begin functioning until December. However, as explained in the table above, revenue for the last two quarters was over three and a half times higher when compared to the first two quarters of the year.

         Gross Profit for the year was down $190,247 when compared to last year. This decrease can in part be attributed to the overall decrease in revenue for the Company. The Company is also making a calculated effort to get the 3D technology based hardware into customers= hands so that awareness of the product and its capabilities is enhanced. The other benefit of increasing market awareness of the Realeyes hardware is that, as the Company markets its cable channel to cable providers, more of their customers will already be aware of the product and will be more apt to subscribe to the channel.

         Management is also aware of the business model being used by many of the digital satellite providers who make small margins on the original equipment subscriber revenue. Management believes that in the future this model may become applicable to its products and services and, in the long-term, lead to higher gross margins.

         The loss for the year showed a marked improvement from $8 million in 1998 to $4.2 million in 1999. This comparison is somewhat skewed however due to the impairment of product rights expense the Company had to recognize in fiscal year 1998. Regardless of this factor, the Company would have still shown an improvement in its overall loss in the current fiscal year. The improvement is due to decreases in all three of the operating expenses; Bad Debts, Selling Expenses, and General and Administrative. The decrease in these three expenses totaled $1.228 million.

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

         The Company utilizes and is dependent upon computer systems and software to conduct its business. The Company began a review of its computer systems and software applications during the first quarter of 1998. The Company has purchased upgrades to existing software programs which claim Year 2000 compliance and has also hired computer consultants which have evaluated the Company's system for preparedness. These computer specialists will continue to work closely with the Company during the coming months to help ensure preparedness. The Company does not use any specialized software programmed internally in its operations, so there will be no need for expensive re-programming of this kind of system.

     The Company has initiated formal communications with many of its significant suppliers and larger customers to determine the extent to which the Company is vulnerable to third party failure to remediate their own Year 2000 issue. Many of these third parties have responded to the letter of the Company or sent their company's official statement on Year 2000 compliance. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The Company presently believes that, with the steps it has taken in purchasing new software and hiring external computer consultants to evaluate and prepare the system, the affects of the Year 2000 will be mitigated. However, if such efforts are not successful on overcoming the Year 2000 issue, it could have a material adverse impact on the operations of the Company.

ITEM 7.   Financial Statements



                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                               (dba C3-D Digital)

                        Consolidated Financial Statements

                             March 31, 1999 and 1998











Independent Auditors' Report.....................................................................................15

Consolidated Balance Sheets......................................................................................16

Consolidated Statement of Operations.............................................................................18

Consolidated Statement of Stockholders' Equity...................................................................19

Consolidated Statements of Cash Flows............................................................................20

Notes to Consolidated Financial Statements.......................................................................22

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders
Chequemate International, Inc. and Subsidiaries
(dba C3-D Digital)
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheets of Chequemate International, Inc. and Subsidiaries (dba C3-D Digital) as of March 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chequemate International, Inc. and Subsidiaries (dba C3-D Digital) as of March 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years ended March 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.



Jones, Jensen & Company
Salt Lake City, Utah
June 30, 1999

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                                            March 31,
                                                                                 -------------------------
                                                                                     1999                1998
                                                                                    ------              ------

CURRENT ASSETS

  Cash                                                                      $      1,732,199    $        220,840
  Accounts receivable - net of allowances of $53,820
   and $115,000 in 1999 and 1998, respectively                                       197,922              24,305
  Inventory (Note 2)                                                               3,115,763           2,684,378
  Prepaid expenses                                                                   198,349              11,259
                                                                            ----------------    ----------------

     Total Current Assets                                                          5,244,233           2,940,782
                                                                            ----------------    ----------------

PROPERTY AND EQUIPMENT (Note 3)                                                      622,717             200,335
                                                                            ----------------    ----------------

OTHER ASSETS

  Notes receivable                                                                    65,000              -
  Organization costs and product rights (Note 1)                                   2,534,532           2,657,296
  Secured interest (Note 15)                                                       1,198,530              -
  Refundable deposits                                                                 15,704               8,053
  Investments                                                                          3,000               3,000
                                                                            ----------------    ----------------

     Total Other Assets                                                            3,816,766           2,668,349
                                                                            ----------------    ----------------

     TOTAL ASSETS                                                           $      9,683,716    $      5,809,466
                                                                            ================    ================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                                                            March 31,
                                                                            --------------------------------------
                                                                                      1999                1998
                                                                                  -------------        -----------
CURRENT LIABILITIES

  Accounts payable                                                          $        871,116    $      1,584,576
  Related party accounts payable (Note 16)                                            25,292              42,034
  Customer deposits                                                                     -                 54,724
  Accrued expenses                                                                    38,672              43,339
  Income tax payable (Note 18)                                                           500                 500
  Accrued interest - related party (Note 5)                                           79,943              65,903
  Accrued interest payable                                                            39,791                -
  Current portion related party (Note 5)                                             140,000             156,802
  Current portion long-term debt (Note 6)                                            227,610              50,080
  Current portion capital lease (Note 7)                                              13,602               4,989
                                                                            ----------------    ----------------

     Total Current Liabilities                                                     1,436,526           2,002,947
                                                                            ----------------    ----------------

LONG-TERM LIABILITIES

  Long-term debt (Note 6)                                                          3,190,000              11,976
  Capital lease obligations (Note 7)                                                    -                  2,788
                                                                            ----------------    ----------------

     Total Long-Term Liabilities                                                   3,190,000              14,764
                                                                            ----------------    ----------------

     Total Liabilities                                                             4,626,526           2,017,711
                                                                            ----------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value, 500,000,000 shares
   authorized, 22,358,646 and 14,088,650 shares
   outstanding at 1999 and 1998, respectively                                          2,236               1,409
  Capital in excess of par                                                        24,461,440          18,983,753
  Accumulated deficit                                                            (19,406,486)        (15,193,407)
                                                                            ----------------    ----------------

     Total Stockholders' Equity                                                    5,057,190           3,791,755
                                                                            ----------------    ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      9,683,716    $      5,809,466

                                                                            ================    ================



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations



                                                                        For the Years Ended March 31,
                                                        ---------------------------------------------------------
                                                              1999                1998                1997
                                                            -------              -------             -------
REVENUES
  Sales - products                                      $        682,760    $      1,091,794    $        776,963
                                                        ----------------    ----------------    ----------------
COST OF SALES
  Product, supplies and materials                                631,132             849,919             291,072
                                                        ----------------    ----------------    ----------------
GROSS MARGIN                                                      51,628             241,875             485,891
                                                        ----------------    ----------------    ----------------
EXPENSES
  Impairment of product rights (Note 14)                          -                3,133,333              -
  Bad debt expense                                                53,820             138,259               6,465
  Selling expenses                                               851,339           1,639,806             630,207
  General and administrative                                   3,074,839           3,430,005           1,338,066
                                                        ----------------    ----------------    ----------------
     Total Expenses                                            3,979,998           8,341,403           1,974,738
                                                        ----------------    ----------------    ----------------
OPERATING LOSS                                                (3,928,370)         (8,099,528)         (1,488,847)
                                                        ----------------    ----------------    ----------------
OTHER INCOME (EXPENSE)
  Loss from discontinued operations                              (40,859)             -                   -
  Interest income                                                 11,265              24,152               7,018
  Interest expense                                               (93,779)            (18,478)            (20,344)
  Gain (loss) on sale of equipment                              (160,836)             70,309              -
                                                        ----------------    ----------------    ----------------
     Total Other Income (Expense)                               (284,209)             75,983             (13,326)
                                                        ----------------    ----------------    ----------------
LOSS BEFORE INCOME TAXES                                      (4,212,579)         (8,023,545)         (1,502,173)
INCOME TAX PROVISION (Note 18)                                       500                 500                 400
                                                        ----------------    ----------------    ----------------
NET LOSS                                                $     (4,213,079)   $     (8,024,045)   $     (1,502,573)
                                                        ================    ================    ================
BASIC LOSS PER SHARE                                    $          (0.23)   $          (0.59)   $          (0.12)
                                                        ================    ================    ================
FULLY DILUTED LOSS PER SHARE                            $          (0.23)   $          (0.59)   $          (0.12)
                                                        ================    ================    ================
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                           17,984,186          13,568,845          12,891,947
                                                        ================    ================    ================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended March 31, 1999, 1998 and 1997


                                           Total
                                          Shares                            Capital                                 Total
                                       Stockholders'         Common        in Excess                            Accumulated
                                          Issued             Stock          of Par          Deficit               Equity
                                       --------------        -------  ---------------    -----------           ------------
Balance, March 31,1996                  12,666,053  $        1,267   $    5,785,695  $     (5,666,789)   $       120,173

Shares issued through
 stock offering                            450,788              44        1,816,307            -               1,546,351
Shares issued for services                   1,000               1            3,499            -                   3,500
Subscribed stock                              -               -                -               -                 270,000
Net loss                                      -               -                -           (1,502,573)        (1,502,573)
                                    --------------  --------------   --------------  ----------------    ---------------

Balance, March 31, 1997                 13,117,841           1,312        7,605,501        (7,169,362)           437,451

Shares issued through
 stock offering                            379,000              38        4,756,682            -               4,756,720
Shares issued for cash                     315,142              31           67,355            -                  67,386
Shares issued in exchange
 for services                              256,667              26          387,474            -                 387,500
Shares issued for debt                      20,000               2           85,494            -                  85,496
Option issued for
 compensation                               -               -                81,247            -                  81,247
Options issued for rights                   -               -             6,000,000            -               6,000,000
Net loss                                    -               -                -             (8,024,045)        (8,024,045)
                                    --------------  --------------   --------------  ----------------    ---------------

Balance, March 31, 1998                 14,088,650           1,409       18,983,753      (15,193,407 )         3,791,755

Shares issued through
 stock offering                          6,085,430             609        3,770,925            -               3,771,534
Shares issued for assets                   583,333              58        1,532,942            -               1,533,000
Shares issued for cash                     371,800              37            3,681            -                   3,718
Correction of an error                      50,000               5           -                 -                       5
Shares issued in exchange
 for services                            1,094,810             109           43,338            -                  43,447
Shares issued for debt                      84,623               9          126,801            -                 126,810
Net loss                                      -                -               -           (4,213,079)        (4,213,079)
                                    --------------  --------------   -------------- -----------------    ---------------

Balance, March 31, 1999                 22,358,646  $        2,236   $   24,461,440  $    (19,406,486)   $     5,057,190
                                    ==============  ==============   ==============  ================    ===============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows

                                                                                     For the Years Ended March 31,
                                                                            ----------------------------------------------------
                                                                               1999                 1998                1997
                                                                             -------               -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                            $     (4,213,079)   $      (8,024,045)  $      (1,502,573)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
   Amortization                                                                314,873              427,575              62,183
   Depreciation                                                                 79,599               70,209              41,549
   Loss on sale of assets                                                      160,836               -                   -
   Allowance for bad debts                                                      53,820              107,480               4,602
   Reduction in product rights valuation                                        -                 3,133,333              -
   Common stock and options issued for services rendered                       448,547              651,517              -
 (Increase) decrease in:
   Accounts receivable                                                        (227,437)             (92,933)              9,546
   Prepaid expenses                                                           (187,090)              (2,756)             (1,859)
   Inventory                                                                   275,246           (2,498,860)           (101,637)
   Note receivable                                                            (530,530)              -                   -
   Deposits                                                                     (7,651)               7,514               2,862
  Increase (decrease) in:
   Accounts payable                                                           (730,202)           1,448,879              94,038
   Accrued interest payable                                                     53,831               -                   (7,000)
   Customer deposits                                                           (54,724)              54,724              -
   Short-term note payable                                                      -                  (300,000)             -
   Accrued expenses                                                             (4,667)             (60,213)             81,056
   Income taxes payable                                                         -                       100                 400
                                                                      ----------------    -----------------   -----------------

     NET CASH USED BY OPERATING ACTIVITIES                                  (4,568,628)          (5,077,476)         (1,316,833)
                                                                      ----------------    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of fixed assets                                            -                   375,000              -
  Purchase or development of intangibles                                      (128,021)              -                 (222,706)
  Equipment purchases                                                         (198,736)            (194,392)           (101,121)
  Collection on notes receivable                                                -                    -                    1,380
                                                                      ----------------    -----------------   -----------------

     NET CASH PROVIDED (USED) BY
       INVESTING ACTIVITIES                                                   (326,757)             180,608            (322,447)
                                                                      ----------------    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                                                   3,502,167            4,824,204           1,719,951
  Minority interest                                                             -                    -                  100,000
  Issuance of notes payable                                                  3,043,409              135,000              -
  Payments made on notes payable                                              (138,832)              (7,032)            (45,415)
                                                                      ----------------    -----------------   -----------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                        $      6,406,744    $       4,952,172   $       1,774,436
                                                                      ----------------    -----------------   -----------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                Consolidated Statements of Cash Flows (Continued)


                                                            For the Years Ended March 31,
                                           ---------------------------------------------------------
                                                 1999                 1998               1997
                                               -------              --------            -------

NET INCREASE (DECREASE) IN CASH            $      1,511,359    $          55,304   $         135,156

CASH AT BEGINNING OF YEAR                           220,840              165,536              30,380
                                           ----------------    -----------------   -----------------

CASH AT END OF YEAR                        $      1,732,199    $         220,840   $         165,536
                                           ================    =================   =================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The Company's accounting policies reflect practices of the software sales, 3-D electronic devices and services industries and conform to generally accepted accounting principles. Certain prior year amounts have been reclassified to be consistent with the March 31, 1999 presentation. The following policies are considered to be significant:

              Principles of Consolidation
              ---------------------------

              The consolidated financial statements include the accounts of the Company and its subsidiaries, Chequemate Electronic, Inc.,
              Families in Focus, Inc., AC&T Direct, AC&T and Chequemate Tele-Services, Inc. All significant intercompany accounts and transactions have been eliminated.

              Revenue Recognition
              -------------------

              Revenue is recognized on an accrual basis upon deliver of the software or product. Revenue consists of software sales, product sales, license fees, and monthly service fees.

              Organization Costs and Product Rights
              -------------------------------------

              Organization and production costs have been capitalized and amortized over five years using a straight line method. The total amortization of organization and production costs for the years ended March 31, 1999, 1998 and 1997 amounted to $314,873, $427,575 and $62,183, respectively.

              Property and Equipment
              ----------------------

              Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:
                                                          Years
                                                        ---------
                        Office equipment                    5
                        Office furniture                   5-7
                        Machinery and equipment             5
                        Leasehold improvements             3-5
                        Capital leases                     3-5

               Organization Costs and Product Rights
               -------------------------------------

                                                                                            ---------------
                                          Term           Cost         Amortization      1999             1998
                                      -------------  -------------  --------------   --------------  --------------
               Product rights             4-5 years  $   3,093,087   $      669,688  $    2,423,399  $    2,580,574
               Contract/movie
                  rights                    2 years        129,022           17,889         111,133          76,722
               Organization cost            5 years         17,261           17,261          -               -
------------- ------------- -------------- -------------- --------------

                                                     $   3,134,610   $      695,436  $    2,534,532  $    2,657,296
                                                     =============   ==============  ==============  ==============

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Organization Costs and Product Rights (Continued)
              -------------------------------------------------

              The Company evaluates the recoverability of intangibles and reviews the amortization period on an annual basis. Several factors are used to evaluate intangibles. Including, but not limited to, management=s plans for future operations, recent operating results and projected, undiscounted cash flows.

              Basic Loss Per Share
              --------------------

              Basic loss per share is calculated using a weighted average for common stock.

              Cash Flows
              ----------

              For purposes of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit with banks.

              Income Taxes
              ------------

              The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $19,000,000 available to offset future federal and state income tax through 2014. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such has been offset by a valuation allowance for the same amount.

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

              Advertising
              -----------

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Change in Accounting Principles
              -------------------------------

              The Company adopted  Statement of Financial  Accounting  Standards
              (SFAS) No. 128, AEarnings Per Share@ during the year ended March 31, 1999. In accordance with SFAS No. 128, diluted earnings per share must be calculated when an entity has convertible securities, warrants, options, and other securities that represent potential common shares. The purpose of calculating diluted earnings (loss) per share is to show (on a pro forma basis) per share earnings or losses assuming the exercise or conversion of all securities that are exercisable or convertible into common stock and that would either dilute or not affect basis of EPS. As permitted by SFAS No. 128, the Company has retroactively applied the provisions of this new standard by showing the fully diluted loss per common share for all years presented.

              The Company adopted Statement of Financial Accounting Standards AAccounting for Stock-Based Compensation@ (ASFAS No. 123@), which requires the Company to determine compensation costs for the Company's stock option plans and other stock awards in accordance with the fair value based method prescribed in SFAS No. 123. The Company recognized approximately $405,100 and $-0- of a stock-based compensation expense for the years ended March 31, 1999 and 1998, respectively.

              The Company also adopted Statement of Financial Accounting Standards (SFAS) No. 130, AReporting Comprehensive Income@ during the year ended March 31, 1999, SFAS No. 130 established standards for reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The adaption of SFAS 130 had no material effect on the Company's financial statements.

              Prior Period Reclassification

              Certain 1998 balances have been reclassified to conform to the presentation of the 1999 consolidated financial statements.

NOTE 2 -      INVENTORY
                                                           March 31,
                                            ------------------------------------
                                                   1999                 1998
                                                 -------              -------

                          Finished goods    $       1,035,682    $     1,238,258
                          WIP                       1,076,880            124,243
                          Raw goods                 1,003,201          1,321,877
                                            -----------------    ---------------

                                            $       3,115,763    $     2,684,378
                                            =================    ===============

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 2 -      INVENTORY (Continued)

              The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations.

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment as of March 31, 1999 and 1998 are detailed in the following summary:

                                                                                            Net Book Value
                                                                     Accumulated  ----------------------------------
                                                     Cost           Depreciation             1999           1998
                                                 -------------  ----------------  ---------------- -----------------

              Office furniture and fixtures      $      62,427  $         38,107  $        24,320  $         33,237
              Machinery and equipment                  739,541           170,053          569,488           161,464
              Capital leases                            29,895             2,990           26,905             2,707
              Leasehold improvements                     4,581             2,577            2,004             2,927
                                                 -------------  ----------------  ---------------  ----------------

                   Total                         $     836,444  $        213,727  $       622,717  $        200,335
                                                 =============  ================  ===============  ================

              Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the years ended March 31, 1999, 1998 and 1997 amounted to $79,599, $70,209 and $41,549, respectively.

NOTE 4 -      STOCKHOLDERS' EQUITY

              The Company is authorized to issue 500,000,000 shares of common stock, par value $.0001. As of March 31, 1999, the Company has issued 22,358,646 shares of common stock.

              The Company continued the placement of Regulation S stock in the year ended March 31, 1999 and issued 2,729,526 shares to non U.S. persons. The Company's plans are to continue placing common stock through private placements to fund the growth requirements of the Company.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998
NOTE 5 -      RELATED PARTIES

              Notes payable to related parties as of March 31, 1999 and 1998 are detailed in the following summary:

                                                                                  1999                  1998
                                                                          ----------------     ------------------

              Note payable to CEO; due on demand, with an
               interest rate of 10.4%; unsecured; accrued
               interest of $79,943 is due on demand.                     $         140,000          $    135,000

              Note payable to CEO; unsecured, due in monthly
               interest installments of $930 with an interest rate
               of 12%; due December 31, 1998.                                       -                     21,802
                                                                         -----------------     -----------------

                   Total related party notes payable                               140,000               156,802

                   Less: current portion                                          (140,000)             (156,802)
                                                                         -----------------     -----------------

                   Long-term portion$                                               -                  $  -
                                                                         =================     =================

              Maturities of the related party notes payable are as follows:

                                    Period ending March 31,              2000                  $         140,000
                                                                         2001                             -
                                                                                               -----------------

                                                                         Total                 $         140,000
                                                                                               =================

NOTE 6 -      LONG-TERM DEBT

              Notes payable as of March 31, 1999 and 1998 are detailed in the following summary:

                                                                                1999                     1998
                                                                         -----------------     ----------------

              Note payable to a company; due in monthly
               installments of $3,244 which includes
               interest at 8%; due July, 1999, unsecured.                $          53,907     $          62,056

              Convertible debentures to a company; due
               December 22, 2001, which includes interest
               at 8%.                                                              750,000                -

              Convertible debentures to a company; due
               February 22, 2002, which includes interest at 8%.                 2,000,000                -
                                                                         -----------------     -----------------

              Balance Forward                                            $       2,803,907     $          62,056

                                                                         -----------------     -----------------

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 6 -      LONG-TERM DEBT (Continued)

              Balance Forward                                            $       2,803,907     $          62,056

              Note   payable to a company; due June 8, 2000,
               interest at 10% due monthly, secured by
               equipment and inventory.                                            440,000                -

              Note payable to a company; unsecured, due in
               monthly installments of $19,654, which includes
               interest at 6%; due October 1999.                                   173,703                -
                                                                         -----------------     -----------------

                   Total long-term debt                                          3,417,610                62,056

                   Less: current portion                                          (227,610)              (50,080)
                                                                         -----------------     -----------------

                   Long-term portion$                                            3,190,000     $          11,976
                                                                         =================     =================
              Maturities of long-term debt are summarized below:

                                               Period ending March 31,        2000             $         227,610
                                                                              2001                       440,000
                                                                              2002                     2,750,000
                                                                              2003                        -
                                                                              2004                        -
                                                                                               -----------------

                                                                              Total            $       3,417,610
                                                                                               =================

NOTE 7 -      LEASES

              All noncancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards Board Statement No. 13, "Accounting for Leases".

              The following analysis represents property under capital lease at March 31, 1999 and 1998.


                                                                              1999                    1998
                                                                         -----------------     -----------------
                           Equipment                                     $          29,895     $          26,877
                           Less: accumulated depreciation                           (2,990)              (24,170)
                                                                         -----------------     -----------------

                           Net property under capital lease              $          26,905     $           2,707
                                                                         =================     =================

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998



NOTE 7 -      LEASES (Continued)

              At March 31, 1999, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:


                                                                               Capital              Operating
                                                                                Leases               Leases
                                                                         -----------------     -----------------
              Period ended March 31,
                  2000                                                   $          22,744     $         147,099
                  2001                                                              -                    113,987
                  2002                                                              -                     76,687
                  2003                                                              -                     -
                  later years                                                       -                     -
                                                                         -----------------     -----------------

              Total minimum lease payments                                          22,744     $         337,773
                                                                                               =================
                  Less: interest                                                     9,142
                                                                         -----------------
                  Present value of net minimum lease payment                        13,602
                  Less: current portion                                             13,602
                                                                         -----------------

                  Capital lease obligations payable long-term            $          -
                                                                         =================

              Rental expense for the years ended March 31, 1999, 1998 and 1997 amounted to $135,580, $187,961 and $86,094, respectively.





NOTE 8 -      CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

              Cash flow information
                                                                                       March 31,
                                                                        ----------------------------------------
                                                                          1999          1998            1997
                                                                        -------        -------         ------

              Interest paid                                       $      34,535  $     18,478  $      24,230

              Income taxes paid                                   $         500  $        400  $         300
              Non-cash investing and financing activities

              For the years ending March 31, 1999 and 1998, the Company incurred the following non-cash investing and financing activities.

                                                                                    March 31,
                                                                  ----------------------------------------------
                                                                      1999             1998            1997
                                                                  ---------------  --------------  -------------
              Capital lease obligations incurred                  $        29,895  $       -       $      -
              Issuance of stock and options for services
               rendered                                           $       448,547  $      651,517  $      -
              Issuance of stock for assets                        $     1,533,000  $       -       $      -
              Increase in debt for assets                         $       440,000  $       -       $      -


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998


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

NOTE 10 -     COMMITMENTS AND CONTINGENCIES

              The Company has entered into an agreement to maintain a satellite transponder and uplink for broadcasting its three dimensional cable channel. The agreement requires the Company to make monthly payments of $100,000 to retain these services.

              The Company is the defendant in a pending lawsuit. The ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements. In the opinion of management, the existing litigation is not considered to be material in relation to the Company's financial position.

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

              In December 1998, the Company purchased assets to supplement the hotel movie pay-per-view operations. The assets included existing contracts with several hotels to provide pay-per-view movies. The Company issued 250,000 shares of common stock, a convertible note and cash for the assets.

NOTE 12 -     GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through March 31, 1999. The Company does not have an established source of revenues sufficient to cover its operating costs. It is the intent of the Company to seek additional financing through private placements of its common stock.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 12 - GOING CONCERN (Continued)

              Management has formulated a plan to raise additional funding through stock issuances and increase in debt. In addition, the Company's projected increase in revenue from the establishment of its three dimensional cable channel will provide sufficient capital for operations. Subsequent to year end, the Company had raised approximately $966,000 through common stock and debt issuances.

NOTE 13 -     COMMON STOCK AND WARRANTS

              Effective May 17, 1995, the stockholders approved an Incentive Stock Option Plan granting to key employees options to purchase Company common stock over a ten year period, at the fair market value at time of grant. The aggregate number of common shares of the Company which may be granted under the plan is 800,000 shares. The plan expires on March 23, 2004.

              The convertible debentures entered into by the Company carry warrants allowing the debtor to acquire stock. The convertible debentures of $750,000 are in $250,000 incremental units and carry warrants equal to 24,753 shares per unit. The convertible debentures of $2,000,000 are in $250,000 increments and carry warrants equal to 8,475 shares per unit.

              Activity regarding stock options is summarized as follows:

                                                                                               Number of Shares
                                                  -----------------------------------------------------------------
                                                           1999            Price            1998          Price
                                                  ---------------  ---------------  -------------  ------------------
              Options Granted:
                   Beginning of year                    2,354,800  $    .01 - 7.00        354,800  $    3.50 - 7.00
                   Additional granted                      64,000              .01      2,000,000               .01
                   Canceled                              (252,800)       3.50-7.00         -                 -
                                                   --------------                   -------------

                   End of year                          2,166,000                       2,354,800
                                                   ==============                   =============


              Options Exercised:
                   Beginning of year                      283,242  $    .01 - 7.00            100              3.50
                   Additional exercised                 1,074,810              .01        283,142               .01
                   Expired                                 -                -              -                 -
                                                   ---------------                  -------------

                   End of year                          1,358,052                         283,242
                                                   ==============                   =============

              Options Outstanding at End
                of Year                                   807,948                       2,071,558
                                                   ==============                   =============

              Option prices range from $0.01 to $7.00 per share. The Company granted several stock options to various individuals for service performed or for future services. The option price for the services performed was stated at $5.00 per share on 4,000 shares.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 14 -     ACQUISITION OF TECHNOLOGY

              In May of 1997, the Company formed the wholly-owned subsidiary, Chequemate Electronic, Inc. (formerly Chequemate Third Dimension, Inc,) (CEI). CEI then entered into an agreement to acquire technology relating to certain intellectual property from Advanced Technology Group, LLC (LLC). Pursuant to the agreement, the Company contributed to CEI three million dollars within sixty (60) days of signing. In addition, the Company established a non-qualified stock option for certain members of the LLC.

              In May 1997, the Company granted 2,000,000 common stock options to certain individuals in exchange for the exclusive rights to specified intellectual property. Under APB 17, the transactions were recorded using the fair market value of the stock upon the date of the grant, which was determined to be $3.00 per share based upon the current trading value of the stock and the time delay before the shares could be exercised. At March 31, 1998, the Company's projected cash flows indicated that the recoverability of the asset may be impaired. Revaluation of the projected cash flow associated with this technology was determined to be approximately $2,500,000. Under FASB 121 an adjustment of $3,133,333 for impairment of the asset was recognized.

NOTE 15 -     ACQUISITION OF SECURED INTEREST

              In  December  1998,   the  Company   purchased  from  a  financing
              institution the secured interest on a line of credit against Strata, Inc. (Strata). The Company continued to advance credit to Strata and as of March 31, 1999 have recorded a note receivable of $465,530. Also, on March 31, 1999, the Company obtained the secure interests of several other promissory notes held by several investors against Strata by exchanging stock for the notes. The Company exchanged 333,333 shares, at $3.00 per share, of common stock for the notes. The above notes hold a secured interest in the tangible assets, accounts receivable, intellectual property and other assets of Strata. Strata is in the business of providing 3D centric graphical software applications. Subsequent to year end, the Company foreclosed upon Strata and acquired all of the assets of Strata.

NOTE 16 -     RELATED PARTY TRANSACTIONS

              The Company owes certain officers and directors royalties from the revenue of book sales. In addition, the Company owes a major shareholder royalties on active users of the Chequemate product. The total amount owing to these individuals as of March 31, 1999 and 1998 was $25,292 and $42,034, respectively.

NOTE 17 -     MARKETING DEVELOPMENT AGREEMENT

              In December 1996, the Company entered into a venture with an individual to enhance and improve its marketing capacity as well as to strengthen its in-house administrative capacity. The Company has incurred monthly expenses of approximately $10,000 on this venture. The alliance between the parties indicates that the individual will earn 50% of all net profits directly generated from revenues created specifically and exclusively by this agreement. Upon termination of this alliance, the specific revenues will revert back to the individual.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 18 -     PROVISION FOR INCOME TAXES

              The provision for income taxes for the years ended March 31, 1999 and 1998 consists of the following:


                                                         Current              Deferred             Total
                                                   ------------------    -----------------     -----------------

              Year ended March 31, 1999
                   U.S. Federal                    $           -         $          -          $          -
                   State and local                                500               -                        500
                                                   ------------------    -----------------     -----------------

                                                   $              500    $          -          $             500
                                                   ==================    =================     =================

              Year ended March 31, 1998
                   U.S. Federal                    $           -         $          -          $          -
                   State and local                                500               -                        500
                                                   ------------------    -----------------     -----------------

                                                   $              500    $          -          $             500
                                                   ==================     ================     =================



              Income tax expense was $500 and $500 for each of the years ended March 31, 1999 and 1998, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to loss from operations before provision for income taxes and extraordinary item as a result of the following:

                                                                               1999                 1998
                                                                         -----------------     -----------------

              Computed Aexpected@ benefit                                $      (1,552,274)    $      (2,728,005)
              Increase (reduction) in income taxes resulting from:
                   Change in valuation allowance for deferred
                     tax assets                                                  1,542,774             2,722,639
                   Non-deductible expenses                                           9,000                 4,866
                                                                         -----------------     -----------------

                        Income tax provision                             $             500     $             500
                                                                         =================     =================


              The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 1999 are presented below:


              Deferred tax assets:
                   Net operating loss carryforwards
                        Total deferred tax assets                        $       5,656,774     $       4,114,000
                        Less valuation allowance                                (5,656,774)           (4,114,000)
                                                                         -----------------     -----------------

                        Net deferred tax assets                          $          -          $          -
                                                                         =================     =================

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998


NOTE 19 -     SUBSEQUENT EVENTS

         Subsequent to year end, the Company acquired assets to enhance its hotel pay-per-view operations by issuing 125,000 shares of common stock and $150,000 of cash. The Company increased its debt position by borrowing an additional $500,000 in convertible debentures.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         The Company does not have any disagreements with its accountants regarding the accounting and financial disclosures contained in this Form 10-KSB report.

                                    PART III
                                    --------

ITEM 9.  Directors and Executive Officers

-----------------------------------------------------------------------------------------------

Name and Principle Occupation or          Age     First        Shares of Common   Percentage of
Employment                                        Became a     Stock              Common Stock
                                                  Director     Beneficially       Outstanding
                                                               Owned

-----------------------------------------------------------------------------------------------

Blaine Harris                             60      1994         2,192,948 (3)      10.2%
Chairman and former CEO and President
of the Company. Elected as an officer
of the Company in 1994
-----------------------------------------------------------------------------------------------

Harold P. Glick                           57      1995         528,962            2.4%
Partner in the real estate company of
Moore Warfield & Glick
-----------------------------------------------------------------------------------------------

Robert E. Warfield                        59      1995         1,000,000          4.6%
Partner in the real estate company of
Moore Warfield & Glick
-----------------------------------------------------------------------------------------------

Andre Peterson                            46      1998         32,990 (4)         less than 1%
VP of Marketing and Chief Marketing
Officer of Cogito Incorporated
-----------------------------------------------------------------------------------------------

John Bartholomew                          40      1998         202,133 (5)        1%
General Manager of The Kaizen Group
-----------------------------------------------------------------------------------------------

J. Michael Heil                           44      n/a          0                  0%
CEO
-----------------------------------------------------------------------------------------------

Terrell A. Lassetter                      68      n/a          14,285             less than 1%
President
-----------------------------------------------------------------------------------------------

Steven B. Anderson                        30      n/a          9,000 (6)          less than 1%
CFO
----------------------------------------------------------------------------------------------

------------------------

(3) This amount includes 49,000 shares available under unexercised options and 2,074,500 shares held by a limited liability company, of which Mr. Harris is general partner.

(4) This amount includes 9,900 shares owned by a partnership, of which Mr. Peterson is a partner.

(5) This amount includes 3,990 shares owned by a partnership, of which Mr. Bartholomew is a partner, and includes 17,143 shares subject to an unexercised option.

(6) This amount consists of shares available under unexercised options.

Business Experience

Blaine Harris. Chairman, Director. Mr. Harris is an alumnus of Idaho State University, where he majored in Business and Marketing. Mr. Harris has extensive experience in real estate with his primary focus being commercial and residential project development. From 1986 to 1991, he served as Chief Executive Officer and Chairman of the Board of Directors of Help-U-Sell, Inc. and was involved with Help-U-Sell as a partner of Conquest Management, a Utah partnership, which managed and owned a 49% interest in Help-U-Sell. During his administration, Help-U-Sell grew from 118 franchises to 650 plus franchises and was listed as the fastest growing real estate franchising organization in the country. In 1991, the Help-U-Sell parent company, Mutual Benefit Life, was taken over by the New Jersey State Insurance Regulators and its subsidiaries were liquidated, including Help-U-Sell, Inc. In 1991, Mr. Harris formulated and began development of Chequemate International, Inc.

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

Andre Peterson. Director. Mr Peterson is an alumnus of Brigham Young University, where he majored in Business Management. He is currently the Vice President of Marketing and Chief Marketing Officer for Cogito Incorporated, a software technology development company. He was the VP of Marketing and a Partner of The Kaizen Group, a marketing and development group for start-up software from 1996 to 1998. He served as the President of Enhanced Simulation Marketing from 1994 through 1996, marketing a newly patented motion simulator for the entertainment industry. He was the VP of Marketing for WordPerfect Corporation and Novell Corporation from 1983 to 1994. Mr. Peterson was responsible for all aspects of sales and marketing for WordPerfect, taking sales from one million in 1983, to over seven hundred million in 1994. Prior to working for WordPerfect, Mr. Peterson was a member of the White House Staff for four years.

John V.  Bartholomew.  Director.  Mr.  Bartholomew  has a BS degree in  Computer
Science from Brigham Young University. He has extensive experience in the application of technology in computers and complex systems. He has been involved in the management of technology sales and marketing for more than a decade with such companies as WordPerfect and Novell. He is the General Manager of The Kaizen Group, a consulting organization for technology companies with such customers as Microsoft, NetVision, PowerQuest, LogicalNet and Cogito, a knowledge based software solutions provider.

Committees of the Board of Directors

         Robert E. Warfield serves as the sole voting member of the Compensation Committee of the board of directors. Harold P. Glick serves as the sole voting member of the Audit Committee. The Compensation Committee has been charged with the responsibility of evaluating and establishing compensation for the management of the Company and the grant of corporate stock options. The Audit Committee has been charged with the responsibility of communicating with the auditors of the Company, and evaluating the accounting controls, functions and systems of the Company.

Executive Officers

         The following table outlines the executive officers of the Company.

    ---------------------------------------------------------------------------------------------------------
    Name                         Age                Position Held         Current Term of Office or
                                                                          Directorship and period of Service
    ---------------------------------------------------------------------------------------------------------
    J. Michael Heil              44                                       September 1998 to present
    ---------------------------------------------------------------------------------------------------------
    Terrell A. Lassetter         68                 President             September 1998 to present
    ---------------------------------------------------------------------------------------------------------
    Steven B. Anderson           30                 CFO/Secretary/        Service since July 1995
                                                    Treasurer
    ---------------------------------------------------------------------------------------------------------

Business Experience

J. Michael Heil. CEO. Mr Heil has over 17 years experience in the satellite and television business. Mr Heil was formerly president of Skylink America, Inc. and Satellite Cinema, successfully launching five digital video pay-per-view networks. During his tenure in these businesses, he developed the business to $20 million in annual revenue and over 150,000 subscribers. He was the Director of Operations for Comsat Video Enterprises, and Chairman and CEO of Television Entertainment Network, Inc., a Canadian hotel pay-per-view company.

Terrell Lassetter. Mr. Lassetter spent over 34 years with IBM working as Senior Engineer, product manager and vice president of data processing (DP) manufacturing IBM World Trade Corp. He successfully managed all of IBM's DP plants and technology plants outside the U.S. He later became a private consultant for such companies as Toyota MFG., Mutual Benefit Life and Help-U-Sell, Inc.

Steven B. Anderson. CFO/Secretary/Treasurer. Mr. Anderson has a Masters of Business Administration degree from the University of Utah. Mr. Anderson also received his BA Degree in Accounting from the University of Utah. Mr. Anderson has been with the Company since 1995 when he joined Chequemate as the Assistant Controller. Mr. Anderson first distinguished himself through his ability to provide projections and models that help with business decisions. Since then, his role with the Company has continually increased. Mr. Anderson currently works on SEC reporting, financial statements, shareholder and investor relations, among other corporate responsibilities.

ITEM 10.  Executive Compensation

         The table set forth below contains information about the remuneration received and accrued during fiscal years 1997, 1998, and 1999 from the Company and its subsidiaries by the Chief Executive Officer and each of the most highly compensated executive officers of the Company.

---------------------------------------------------------------------------------------------------------

Name and Principal        Fiscal Year         Salary ($)           Bonus ($)             All Other Annual
Position                                                                                 Compensation
---------------------------------------------------------------------------------------------------------

Blaine Harris, Former     1999                $111,667             $1,218                $     0
CEO and current Chairman  1998                $100,000             $1,457                $10,000
                          1997                $100,000             $1,015                $ 2,443
---------------------------------------------------------------------------------------------------------

J. Michael Heil           1999                $100,000             $6,299                $     0
CEO                       1998                $      0             $    0                $     0
                          1997                $      0             $    0                $     0
---------------------------------------------------------------------------------------------------------

Terrell Lassetter         1999                $70,000              $1,299                $     0
President                 1998                $     0              $    0                $     0
                          1997                $     0              $    0                $     0
---------------------------------------------------------------------------------------------------------

Steven B. Anderson        1999                $54,833              $  812                $     0
CFO/Secretary/            1998                $41,208              $  950                $     0
Treasurer                 1997                $32,977              $  390                $     0
---------------------------------------------------------------------------------------------------------



         The following chart shows the stock options that were granted to executive officers of the Company during the last completed fiscal year.

    -----------------------------------------------------------------------------------------------------

    Name and Principal       Total       Percentage of total      Total        Exercise       Expiration
    Position                 Options     granted to employees     Options      Price          Date
                             Granted     in fiscal year           Vested       ($/share)
    -----------------------------------------------------------------------------------------------------

    Blaine Harris, CEO       7,000                 70 %          49,000        $6.32          Dec. 16, 2005

    -----------------------------------------------------------------------------------------------------

    Steven B. Anderson       3,000                 30 %           9,000        $5.75          Dec. 16, 2005
    CFO
    -----------------------------------------------------------------------------------------------------


         The following table reflects the number of unexercised options which are exercisable and unexercisable at the end of fiscal year 1999. None of the executive officers exercised any options in the fiscal year ending March 31, 1999.

------------------------------------------------------------------------------------------------------------------

                                         Number of unexercised options         Value of unexercised in-the-money
                                         at FY-end (#)                         options at FY-end ($)
Name of Officer                          exercisable/unexercisable             exercisable/unexercisable
------------------------------------------------------------------------------------------------------------------

Blaine Harris                            49,000/21,000                         $0/$0
------------------------------------------------------------------------------------------------------------------

Steven B. Anderson                       9,000/30,000                          $0/$0
------------------------------------------------------------------------------------------------------------------

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

         The table below sets forth certain information as of July 7, 1998 with respect to each person who owns of record, or is known to the Company to beneficially own, more than 5% of the outstanding shares of Voting Common Stock, and the beneficial ownership of such securities by each officer and director who owns any stock, and by all officers and directors as a group. The original directors and officers of the Company, whose aggregate share holdings are now less than three percent of the total shares outstanding, may be deemed to have been promoters of the Company.

    Name and Address of Beneficial Owner  Amount and Nature of Ownership of   Percent of currently issued and
                                          Voting Stock                        Subscribed Common Stock
    -----------------------------------------------------------------------------------------------------------
    Blaine Harris                         118,448 Direct Ownership
    57 West 200 South Suite 350           2,074,500 Indirect Ownership        10.2%
    Salt Lake City, Utah 84101
    -----------------------------------------------------------------------------------------------------------
    Robert Warfield                       1,000,000
    10481 Golf Course Road                Direct Ownership                    4.6%
    Ocean City, MD 21842
    -----------------------------------------------------------------------------------------------------------
    Harold P. Glick                       528,962
    10706 Piney Island Drive              Direct Ownership                    2.4%
    Bishopville, MD 21842
    -----------------------------------------------------------------------------------------------------------
    Andre Peterson                        32,990                              less than 1%
    -----------------------------------------------------------------------------------------------------------
    John Bartholomew                      202,133                             1%
    -----------------------------------------------------------------------------------------------------------


         The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Subsequent  to the  end of its  fiscal  year,  on  June  9,  1999,  the registrant became a reporting company pursuant to Section 12(b) of the Securities Exchange Act of 1934. All reports required under Section 16(a) are believed to have been timely filed by the officers, directors and 10% shareholders of the stock of the Company.

ITEM 12.  Certain Relationships and Related Transactions.

         At the August 21, 1998 meeting of the board of directors of the Company, a resolution was adopted to issue 300,000 restricted shares of common stock to the Chairman of the board for financing activities and services rendered on behalf of the Company. A resolution was also adopted to compensate the members of the board of directors through the issuance of 10,000 shares of the restricted stock of the Company for each year of service on the board of directors. None of the described shares have been issued, and such matters have been referred to the Compensation Committee of the board of directors for further action. If the grants of stock to the directors are completed, an aggregate of 230,000 shares would be issued to the directors of the Company for service through the end of this calendar year. Because the Compensation Committee has not taken final action on these matters, and the shares have not been issued, such shares have not been included in the compensation or share ownership tables in Items 10 and 11 of this report.

         Independent members of the Board of Directors acted on November 6, 1998 to approve the sale of the financial services business of the Company to TFL, L.L.C., a Utah limited liability company. A definitive sales agreement was executed on November 12, 1998. The sale was made in order to pursue the newly developed business plan of the Company. This strategic business plan is premised upon focusing on the three dimensional imaging technology of the Company. The notion of spinning off the business segments of the Company which were not related to the Company's communications and entertainment business had long been a matter under consideration by management.

         In conjunction with this sale, the Company has transferred to the purchaser the Chequemate trademark which has been identified with the financial services business formerly conducted by the Company. As part of the consideration for the transaction, the purchaser agreed to assume all operational expenses of the financial services business from September 1, 1998. The balance of the purchase consists of a percentage of the net profits of the business segment from the closing of the transaction until September 30, 2001, with a Fifty Thousand Dollar minimum payment obligation. The physical assets sold in the transaction are limited. The remaining assets are intangibles; including trademarks, proprietary information and other intellectual property.

         The purchase price and all material terms of the agreement were established in arm's length negotiations with an independent third party. After the Company achieved the best possible terms for the transaction, the proposed purchaser declined to proceed with the closing of the transaction. With the transaction stalemated in this manner, Ken and Marci Redding (two former employees of the Company), agreed to step into the shoes of the independent third party and consummate the transaction on the same terms in all material respects. This purchase was completed by the Reddings through a limited liability company which they control. Because the Reddings were former employees of the Company (and are the son-in-law and daughter respectively of the Chairman of the board of directors of the Company), the substitution of the Reddings as purchasers in the transaction was disclosed to the board of directors and the terms of the transaction were approved a second time. Upon this latter vote, the Chairman abstained from voting. The final sales transaction was approved by the unanimous action of the independent board members.

ITEM 13.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         NO.      DESCRIPTION                                                                                          PAGE
         ---      -----------                                                                                          ----
         3.1      Restated Articles of Incorporation.  Incorporated by reference from Form 8-A (Film No. 99636119)
                  filed by the Company with the Commission on May 27, 1999.


         3.2      By-Laws.  Incorporated by reference from Form 8-A (Film No. 99636119) filed by the Company with the Commission on May 27, 1999.


         4        Specimen Common Stock Certificate. Incorporated by reference from Form 8-A (Film No. 99636119)
                  filed by the Company with the Commission on May 27, 1999.


         10.1     License   Agreement   between  the   Company's   wholly  owned
                  subsidiary and Advanced  Technology Group,  L.L.C. dated as of
                  June 23,  1997.  Incorporated  by  reference  from Form 10-KSB
                  (Film No.  97641185)  filed by the Company with the Commission on July 16, 1997.

         10.2     Subscription Agreement between the Company and Augustine Fund,
                  LP dated as of December 21, 1998. Incorporated by reference from Form 8-K (Film No. 98774706) filed by the Company with the Commission on December 23, 1998.

         10.3     Subscription Agreement between the Company and Augustine Fund,
                  LP dated as of February 9, 1999. Incorporated by reference from Form 10-QSB (Film No. 99541584) filed by the Company with the Commission on February 16, 1999.

         10.4     Subscription Agreement between the Company and Augustine Fund,
                  LP dated as of June 4, 1999. Incorporated by reference from Form S-3/A (Film No. 99659015) filed by the Company with the
                  Commission on July 2, 1999.

         11       Computation of per-share earnings................................................................

         21       Subsidiaries of the registrant (see section entitled Principals of Consolidation)..............22

         23       Consent of Jones, Jensen & Company.............................................................42

         24       Power of Attorney..............................................................................43

         27       Financial Data Schedule (for SEC use only).....................................................44

         (b)  Reports Filed on Form 8-K

         Dec. 23, 1998 Form 8-K report regarding the acquisition of certain assets of Alpha Communications.

         April 14, 1999 Form 8-K regarding the acquisition of secured interests in the assets of Strata. Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CHEQUEMATE INTERNATIONAL, INC.


By: /s/J. Michael Heil                           Date  July 14, 1999
    -------------------------                          --------------
    J. Michael Heil B CEO


By  /s/Steven B. Anderson                        Date  July 13, 1999
    ---------------------                              --------------
    Steven B. Anderson B CFO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Blaine Harris
---------------------------------------
Blaine Harris, Chairman                      Date  July 14, 1999
                                                   -------------
/s/Terrell A. Lassetter for
---------------------------------------
for Harold P. Glick,  Director               Date  July 13, 1999
                                                   -------------
/s/Terrell A. Lassetter for
---------------------------------------
for Robert E. Warfield, Director             Date  July 13, 1990
                                                   -------------
/s/Terrell A. Lassetter
---------------------------------------
for Andre Peterson, Director                 Date  July 13, 1999
                                                   -------------
/s/Terrell A. Lassetter
---------------------------------------
for John Bartholomew, Director               Date  July 13, 1999
                                                   --------------