Form 10QSB
period 1999-06-30
CHEQUEMATE INTERNATIONAL INC
filed 1999-08-19
CIK 850218

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarterly Period Ended: June 30, 1999


                       Commission File Number:33-385-11-FW


                         CHEQUEMATE INTERNATIONAL, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Utah                                           76-0279816
   -------------------------------------------------------------------------
   (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

            57 West 200 South, Suite 350; Salt Lake City, Utah 84101
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (801) 322-1111
                              --------------------
                          (Issuer's Telephone Number)


         Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days .
YES  X   NO
   -----   -----

         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: August 12, 1999: 22,815,882

Transitional Small Business Format:  YES      NO  X
                                        -----   -----

                                TABLE OF CONTENTS

                           PART I-FINANCIAL INFORMATION


Item 1. Financial Statements

UNAUDITED CONSOLIDATED BALANCE SHEETS................................................3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS......................................5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS.......................................6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.................................8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operation................................17

GENERAL INFORMATION

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

YEAR 2000 COMPLIANCE

FORWARD LOOKING STATEMENTS

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings...........................................................20

Item 2. Changes in Securities.......................................................21

Item 5. Other Information...........................................................22

Item 6. Exhibits and Reports on Form 8-K............................................22


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                           Consolidated Balance Sheets

                                     ASSETS


                                                    June 30,          March 31,
                                                     1999               1999
                                                --------------     --------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                          $      311,602     $    1,732,199
  Accounts receivable - net of allowances
   of $53,820 and $53,820                              323,567            197,922
  Prepaid expenses                                     318,979            198,349
  Inventory (Note 2)                                 3,433,109          3,115,763
                                                --------------     --------------
     Total Current Assets                            4,387,257          5,244,233
                                                --------------     --------------
PROPERTY AND EQUIPMENT (Note 3)                        989,677            622,717
                                                --------------     --------------
OTHER ASSETS

  Note receivable                                       65,000             65,000
  Product rights (Note 1)                            3,570,261          2,534,532
  Secured interest (Note 14)                            -               1,198,530
  Refundable deposits                                   15,704             15,704
  Investments                                            3,000              3,000
                                                --------------     --------------
     Total Other Assets                              3,653,965          3,816,766
                                                --------------     --------------
     TOTAL ASSETS                               $    9,030,899     $    9,683,716
                                                ==============     ==============


  The accompanying notes are an integral part of this financial statement.

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           June 30,              March 31,
                                                            1999                    1999
                                                       -----------------     -----------------
                                                         (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                    $       1,052,975     $         896,408
   Accrued expenses                                               50,220                38,672
   Income tax payable                                                500                   500
   Accrued interest - related party                               79,943                79,943
   Accrued interest payable                                       95,565                39,791
   Current portion related party (Note 5)                        140,000               140,000
   Current portion long-term debt (Note 6)                       167,864               227,610
   Current portion capital lease (Note 7)                         -                     13,602
                                                       -----------------     -----------------
     Total Current Liabilities                                 1,587,067             1,436,526
                                                       -----------------     -----------------

LONG-TERM LIABILITIES

   Long-term debt (Note 6)                                     3,690,000             3,190,000
                                                       -----------------     -----------------
     Total Long-Term Liabilities                               3,690,000             3,190,000
                                                       -----------------     -----------------
     Total Liabilities                                         5,277,067             4,626,526
                                                       -----------------     -----------------
STOCKHOLDERS' EQUITY

   Common stock, $.0001 par value 500,000,000 shares
    authorized, 22,815,882 and 22,358,646 shares
    outstanding, respectively                                      2,282                 2,236
   Capital in excess of par                                   25,108,017            24,461,440
   Accumulated deficit                                       (21,356,467)          (19,406,486)
                                                       -----------------     -----------------
     Total Stockholders' Equity                                3,753,832             5,057,190
                                                       -----------------     -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $9,030,899            $9,683,716
                                                       =================     =================


    The accompanying notes are an integral part of this financial statement.

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                     Consolidated Statements of Operations


                                                             For the three Months Ended
                                                                       June 30,
                                                          ---------------------------------
                                                               1999               1998
                                                          --------------     --------------
REVENUES                                                  $      767,009     $       89,748

COST OF SALES                                                    332,949             28,134
                                                          --------------     --------------

GROSS PROFIT                                                     434,060             61,614
                                                          --------------     --------------
EXPENSES

   Selling expenses                                              810,875            129,635
   General and administrative                                  1,515,306            443,156
                                                          --------------     --------------
     Total Expenses                                            2,326,181            572,791
                                                          --------------     --------------
OTHER INCOME (EXPENSE)

   Interest income                                                 7,481             -
   Interest expense                                              (90,486)            (2,804)
                                                          --------------     --------------
     Net Other Expense                                           (83,005)            (2,804)
                                                          --------------     --------------
NET (LOSS) BEFORE INCOME TAXES                                (1,975,126)          (513,981)

INCOME TAX PROVISION                                              -                  -
                                                          --------------     --------------
NET (LOSS)                                                $   (1,975,126)    $     (513,981)
                                                          ==============     ==============
(LOSS) PER SHARE                                          $        (0.09)    $        (0.03)
                                                          ==============     ==============
AVERAGE NUMBER OF SHARES OUTSTANDING                          22,656,646         16,050,274
                                                          ==============     ==============


    The accompanying notes are an integral part of this financial statement.

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows


                                                                  For the Three Months Ended
                                                                           June 30,
                                                             ----------------------------------
                                                                  1999                1998
                                                             ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                   $   (1,975,126)    $    (513,981)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                                       113,783            28,070
  (Increase) decrease in accounts receivable                          (12,645)          (13,592)
  (Increase) decrease in inventory                                   (317,346)           28,429
  (Increase) decrease in prepaid expense                             (120,630)             (154)
  Increase (decrease) in accounts payable                             156,567           (53,131)
  Increase (decrease) short-term debt                                  -                (21,756)
  Increase (decrease) in accrued expenses                              11,548            (1,523)
  Increase (decrease) in accrued interest                              55,774            -
                                                             ----------------   ---------------
     Net Cash (Used) by Operating Activities                       (2,201,075)         (547,638)
                                                             ----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Equipment purchase                                                 (112,154)          (23,602)
                                                             ----------------   ---------------
     Net Cash (Used) by Investing Activities                         (112,154)          (23,602)
                                                             ----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from common stock                                          465,980           375,044
  Proceeds from debt                                                  500,000            -
  Payments of capital leases                                          (13,602)             (654)
  Payments of long-term debt                                          (59,746)           (3,928)
                                                             ----------------   ---------------
     Net Cash Provided by Financing Activities                 $      892,632     $     370,462
                                                             ----------------   ---------------


    The accompanying notes are an integral part of this financial statement.

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows


                                                                For the Three Months Ended
                                                                           June 30,
                                                            ---------------------------------
                                                                 1999               1998
                                                            ----------------   --------------
NET (DECREASE) IN CASH                                      $     (1,420,597)  $     (200,778)

CASH AT BEGINNING PERIOD                                           1,732,199          220,840
                                                            ----------------   --------------
CASH AT END OF PERIOD                                       $        311,602   $       20,062
                                                            ================   ==============









    The accompanying notes are an integral part of this financial statement.

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                        June 30, 1999 and March 31, 1999


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

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, Chequemate Electronic, Inc., Families in Focus, Inc., Strata, Inc., AC&T Direct, AC&T and Chequemate Tele-Services, Inc. All significant intercompany accounts and transactions have been eliminated.

         REVENUE RECOGNITION

         Revenue is recognized on an accrual basis upon deliver of the software or product. Revenue consists of software sales, product sales, license fees, and monthly service fees.

         PRODUCT RIGHTS

         Cost to acquire rights have been capitalized and amortized over five years using a straight line method. The total amortization of product costs for the three months ended June 30, 1999 and the year ended March 31, 1999, amounted to $61,600 and $314,873, respectively.

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


          ORGANIZATION COSTS AND PRODUCT RIGHTS


                                                                                                Net Book Value
                                                                                         ---------------------------
                                                                                           June 30,       March 31,
                                               Term          Cost         Amortization       1999           1999
                                            -----------  -------------   --------------  -------------  ------------
          Product rights                     4-5 years     $ 3,927,310       $  718,474   $ 3,208,836    $ 2,423,399
          Contract/movie
             rights                            2 years         391,896           30,471       361,425        111,133
          Organization cost                    5 Years          17,261           17,261          -              -
                                             ---------     -----------       ----------   -----------   ------------
                                                           $ 4,336,467       $  766,206   $ 3,570,261    $ 2,534,532
                                                           ===========       ==========   ===========   ============


         The Company evaluates the recoverability of intangibles and reviews the amortization period on an annual basis. Several factors are used to evaluate intangibles. Including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

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

         CHANGE IN ACCOUNTING PRINCIPLES

         The Company adopted Statement of Financial Accounting Standards
         (SFAS) No. 128, "Earnings Per Share" during the year ended March 31, 1999. In accordance with SFAS No. 128, diluted earnings per share must be calculated when an entity has convertible securities, warrants, options, and other securities that represent potential common shares. The purpose of calculating diluted earnings (loss) per share is to show (on a pro forma basis) per share earnings or losses assuming the exercise or conversion of all securities that are exercisable or convertible into common stock and that would either dilute or not affect basis of EPS. As permitted by SFAS No. 128, the Company has retroactively applied the provisions of this new standard by showing the fully diluted loss per common share for all years presented.

         The Company adopted Statement of Financial Accounting Standards "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires the Company to determine compensation costs for the Company's stock option plans and other stock awards in accordance with the fair value based method prescribed in SFAS No. 123. The Company recognized approximately $180,000 and $405,100 of a stock-based compensation expense for the three months ended June 30, 1999 and the year ended March 31, 1999, respectively.

         The Company also adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during the year ended March 31, 1999, SFAS No. 130 established standards for reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The adaption of SFAS 130 had no material effect on the Company's financial statements.

         PRIOR PERIOD RECLASSIFICATION

         Certain 1998 balances have been reclassified to conform to the presentation of the 1999 consolidated financial statements.

NOTE 2 - INVENTORY


                                                   June 30,          March 31,
                                                     1999             1999
                                                --------------    -------------
              Finished goods                    $    1,412,771    $   1,035,682
              WIP                                      849,872        1,076,880
              Raw goods                              1,140,466        1,003,201
              Prepaid inventory                         30,000           -
                                                --------------    -------------
                                                $    3,433,109    $   3,115,763
                                                ==============    =============


         The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment as of June 30, 1999 and March 31, 1999 are detailed in the following summary:


                                                                                Net Book Value
                                                                          -------------------------
                                                       Accumulated          June 30,      March 31,
                                       Cost            Depreciation           1999           1998
                                    ----------         ------------       ----------     ----------
Office furniture and fixtures       $   62,427         $     39,840       $   22,487     $   24,320
Machinery and equipment              1,158,915              219,506          939,409        569,488
Capital leases                          29,895                3,887           26,008         26,905
Leasehold improvements                   4,581                2,808            1,773          2,004
                                    ----------         ------------       ----------     ----------
     Total                          $1,255,818         $    266,141       $  989,677     $  622,717
                                    ==========         ============       ==========     ==========


         Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the three months ended June 30, 1999 and the year ended March 31, 1999 amounted to $52,414 and $79,599, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

         The Company is authorized to issue 500,000,000 shares of common stock, par value $.0001. As of June 30, 1999 and March 31, 1999, the Company has issued 22,815,882 and 22,358,646 shares of common stock.

         The Company continued the placement of Regulation D and Regulation S stock in the year ended March 31, 1999 and issued 2,729,526 shares to investors. The Company's plans are to continue placing common stock through private placements to fund the growth requirements of the Company.

NOTE 5 - RELATED PARTIES

         Notes payable to related parties as of June 30, 1999 and March 31, 1999 are detailed in the following summary:


                                                                        June 30,           March 31,
                                                                         1999                1998
                                                                    ---------------     --------------
         Note payable to CEO; due on demand, with an
          interest rate of 10.4%; unsecured; accrued
          interest of $79,943 is due on demand.                     $       140,000     $      140,000
                                                                    ---------------     --------------
              Total related party notes payable                             140,000            140,000

              Less: current portion                                        (140,000)          (140,000)
                                                                    ---------------     --------------
              Long-term portion                                     $        -          $       -
                                                                    ===============     ==============

         Maturities of the related party notes payable are as follows:

                               Period ending June 30,               2000                $      140,000
                                                                    2001                        -
                                                                                        --------------
                                                                    Total               $      140,000
                                                                                        ==============


NOTE 6 - LONG-TERM DEBT

         Notes payable as of June 30, 1999 and March 31,1999 are detailed in the following summary:


                                                                           June 30,              March 31,
                                                                             1999                  1998
                                                                         ------------           -----------
         Note payable to a company; due in monthly
          installments of $3,244 which includes
          interest at 8%; due July, 1999, unsecured.                     $     50,990           $    53,907

         Convertible debentures to a company; due
          December 22, 2001, with interest at 8%.                             750,000               750,000

         Convertible debentures to a company; due
          February 22, 2002, with interest at 8%.                           2,000,000             2,000,000

         Convertible debenture to a company, due
          April, 2002, with interest at 8%                                    500,000                -
                                                                         ------------           -----------
         Balance Forward                                                 $  3,300,990           $ 2,803,907
                                                                         ------------           -----------



         Balance Forward                                                $   3,300,990         $   2,803,907

         Note payable to a company; due June 8, 2000,
          interest at 10% due monthly, secured by
          equipment and inventory.                                            440,000               440,000

         Note payable to a company; unsecured, due in
          monthly installments of $19,654, which includes
          interest at 6%; due October 1999.                                   116,874               173,703
                                                                      ---------------       ---------------
              Total long-term debt                                          3,857,864             3,417,610

              Less: current portion                                          (167,864)             (227,610)
                                                                      ---------------       ---------------
              Long-term portion                                         $   3,690,000         $   3,190,000
                                                                      ===============       ===============

         Maturities of long-term debt are summarized below:

                                          Period ending June 30,         2000                 $     167,864
                                                                         2001                       440,000
                                                                         2002                     2,750,000
                                                                         2003                       500,000
                                                                         2004                        -
                                                                                             --------------
                                                                         Total                $   3,857,864
                                                                                             ==============


NOTE 7 - LEASES

         All noncancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards Board Statement No. 13, "Accounting for Leases".

         The following analysis represents property under capital lease at June 30, 1999 and March 31, 1999:


                                                            June 30,            March 31,
                                                             1999                 1999
                                                        --------------      --------------
           Equipment                                     $     29,895        $     29,895
           Less: accumulated depreciation                       (3,88)             (2,990)
                                                        --------------      --------------
           Net property under capital lease              $     26,008        $     26,905
                                                        ==============      ==============


         At June 30, 1999, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:


                                                                       Capital          Operating
                                                                        Leases            Leases
                                                                    -------------     -------------
         Period ended June 30,
             2000                                                   $      -          $     147,099
             2001                                                          -                113,987
             2002                                                          -                 76,687
             2003                                                          -                 -
             later years                                                   -                 -
                                                                    -------------     -------------

         Total minimum lease payments                                      -          $     337,773
                                                                                      =============
             Less: interest                                                -
                                                                    -------------
             Present value of net minimum lease payment                    -
             Less: current portion                                         -
                                                                    -------------

             Capital lease obligations payable long-term            $      -
                                                                    =============


         Rental expense for the three months ended June 30, 1999 and the year ended March 31, 1999, amounted to $77,809 and $135,580, respectively.

NOTE 8 - CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

         CASH FLOW INFORMATION


                                                June 30,      March 31,
                                                  1999          1999
                                             ------------   ------------
         Interest paid                       $     35,486   $     34,535
         Income taxes paid                   $       -      $        500


         NON-CASH INVESTING AND FINANCING ACTIVITIES

         For the three months ended June 30, 1999 and the year ending March 31, 1999, the Company incurred the following non-cash investing and financing activities.


                                                                        June 30,       March 31,
                                                                          1999           1999
                                                                     -------------   -------------
         Capital lease obligations incurred                          $       -       $      29,895
         Issuance of stock and options for services rendered         $ 180,000       $     448,547
         Issuance of stock for assets                                $       -       $   1,533,000
         Increase in debt for assets                                 $       -       $     440,000


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

NOTE 12 - GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through June 30, 1999. The Company does not have an established source of revenues sufficient to cover its operating costs. It is the intent of the Company to seek additional financing through private placements of its common stock.

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

          The convertible debentures entered into by the Company carry warrants allowing the debtor to acquire stock. The December 1998 convertible debentures of $750,000 are in $250,000 incremental units and carry warrants equal to 24,753 shares per unit. The February 1999 convertible debentures of $2,000,000 are in $250,000 increments and carry warrants equal to 8,475 shares per unit. The June 1999 convertible debentures of $500,000 are in $250,000 increments and carry warrants equal to 8,475 shares per unit.

NOTE 14 - ACQUISITION OF SECURED INTEREST

          In December 1998, the Company purchased from a financing institution the secured interest on a line of credit against Strata, Inc. (Strata). The Company continued to advance credit to Strata and as of March 31, 1999 had recorded a note receivable of $465,530. Also, on March 31, 1999, the Company obtained the secured interests of several other promissory notes held by several investors against Strata by exchanging stock for the notes. The Company exchanged 333,333 shares of common stock for the notes. The above notes hold a secured interest in the tangible assets, accounts receivable, intellectual property and other assets of Strata. Strata is in the business of providing 3D centric graphical software applications. In June 1999, the Company foreclosed upon Strata and acquired all of the assets of Strata.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         For more detailed information regarding the financial position of the Company, please refer to the Unaudited Financial Statements for the three month periods ending June 30, 1999 and June 30, 1998. A copy of these Financial Statements are included in Item 1 of this report.

         During the quarter ended June 30, 1999 the Company continued to aggressively pursue its position in 3D entertainment on television and the internet. The Company's cable channel continues to operate 24 hours a day with new content being added on an almost continuous basis. The securing of the assets and intellectual property owned by Strata, Inc. has not only added significantly to the Company's revenues, but has also put in place the groundwork for its 3D entertainment website portal.

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

         The channel signal is currently broadcast without any encryption, meaning that any C-Band satellite dish owner can tune in and receive the Company's channel. However, the picture they see has two different images and appears shadowed and out of focus when viewed without the proprietary 3D equipment available from the Company. This equipment consists of a pair of high speed shutter glasses and either the Company's original Realeyes product or the new Channel Player. The difference between the two products is that the original Realeyes product will not only allow the viewer to see the 3D cable channel clearly, but will also convert existing 2D content from whatever video source, be it other television channels, videos or video games, to a 3D image. The Channel Player can be used to view the Company's channel but cannot convert normal 2D images to 3D like the more expensive Realeyes unit.

         The Company is actively marketing its channel to cable operators across the United States and recently returned from the National Cable Television Association (NCTA) show in Chicago. At the show, the Company was able to introduce the channel to numerous cable operators, hardware manufactures and others involved in the cable industry. VisionComm, a cable operator in Dallas, Texas, has successfully pulled the channel into its system and will be marketing it to their subscribers beginning July 1st. The Company is optimistic that many other cable operators will follow suit and begin offering the channel to their subscribers in the near future. The channel will begin as a premium channel with the cable operator and the Company sharing in the revenue which will be generated.

         Another key business segment of the Company is its hotel pay-per-view business. The Company became involved in this business area through acquisitions from Alpha Broadcasting Corporation and Hotel Movie Express. In the acquisitions the Company purchased a combination of inventory to outfit hotels for a pay-per-view service, equipment that had already been installed in hotels, and contracts to provide the pay-per-view service where this equipment was in place. The Company is interested in the hotel market as another revenue source from its 3D technology. Currently the hotel properties, consisting of more than 5,800 rooms, continue to operate as a traditional pay-per-view system, but steps have been taken which will make it possible for hotel guests to enjoy a 3D experience right in their own room. The properties are located in Arizona, California, Idaho, New Mexico, Texas, Utah and Washington.

         The Company completed on June 16, 1999 the process of acquiring the assets and technology previously owned by Strata, Inc. The Company has hired former Strata, Inc. employees to support and sell the Strata products for the Company. Strata, Inc. was one of the early pioneers in 3D software. The Strata tool line has been used for such well-known projects as the game "MYST"-C-; television shows like the "'98 MTV Movie Awards"-C-,"Hercules"-C- and "Xena"-C-; the NBC dancing peacocks; the Warner Bro.'s and Blockbuster web sites; the films "Contact"-C-, "5th Element"-C-, "Batman Forever"-C-, and many others. These tools will provide the Company with some of the most advanced 3D technology available and should enhance the Company's position in 3D media and technology.

         The Company also recently announced the formation of a new wholly owned subsidiary company named 3D.COM. Created from the Company's recent Strata acquisition and its own internal web division, 3D.COM will be launching the world's first Virtual Reality Portal. The portal, planned for a fall 1999 debut, is designed to allow visitors to "go in" rather than just "go to" the web. The plan is patterned after Real Networks-TM- which is both a technology company and a media portal. Similarly, 3D.COM will be providing a web portal and technology products, but with the focus being on 3D and virtual reality. Revenue will be generated for the subsidiary by ad placement on the website or by a fee being charged to explore the different virtual reality worlds.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED JUNE 30, 1999 AND 1998

Gross Revenue

         The Company generated revenues of $767,009 for the quarter ended June 30, 1999, as compared to $89,748 for the quarter ended June 30, 1998. The dramatic increase in revenue during the quarter can be attributed mainly to two new revenue sources which have been added. These are the hotel pay-per-view division and the Strata product line. These two new revenue sources, which have been added according to the business plan and direction of the Company, accounted for over 80% of the revenue in the first quarter.

Gross Profit

         The Company experienced a gross profit for the quarter ended June 30, 1999 of $434,060 compared to gross profit of $61,614 for the quarter ended June 30, 1998. The significant increase in gross profit is due first of all to the large growth in revenue, and secondly to favorable gross margins in both the hotel pay-per-view business and the computer software business. Gross margins in the coming months may not be quite so high (as a percentage) if equipment sales increase, which do not carry as great a profit margin.

Operating Expenses

         The Company's operating expenses were substantially higher for the quarter ended June 30, 1999 when compared to the quarter ended June 30, 1998. The Company expended considerable amounts during the first quarter to launch its new business plan and to make the public aware of the existence of its products. The beginning benefits of this can be seen in the increased revenue. The Company plans to experience significant expenses as its continues to implement its business plan with the belief that revenues will continue to grow. One of the large expenditures made during the quarter was to have a booth at the National Cable Television Association show in Chicago. The Company was able to make quality contacts and promote its 3D cable channel to hundreds of people including cable operators from across the country.

         Selling expenses for the quarter ended June 30, 1999 were $810,875 compared to $129,635 for the quarter ended June 30, 1998. General and Administrative expenses were $1,515,306 and $443,156 over the same time periods respectively.

Net Loss

         The Company's net loss for the quarter ending June 30, 1999 was $1,975,126 compared to a loss of $513,981 for the quarter ended June 30, 1998. The increased loss is due to the rise in expenses, not to a downturn in revenue and gross profit. As explained earlier, both revenue and gross profit showed a marked improvement when compared to the same time last year.

Liquidity and Capital Resources

         The Company continues to be dependent on investment capital to fund operations. The company completed a third convertible debenture agreement on June 4, 1999 in the amount of $500,000. This third agreement was with the same investment group that had previously completed two similar transactions, one in December of 1998 and the other in February of 1999. Additionally, the Company received $465,980 from private placements of its equity during the quarter.

         Subsequent to the quarter end the Company has continued to pursue additional investment capital. The Company has obtained a verbal commitment to raise an additional $500,000 a month for six months.

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

         The Company has initiated formal communications with many of its significant suppliers and larger customers to determine the extent to which the Company is vulnerable to third party failure to remediate their own Year 2000 issues. Many of these third parties have responded to the letter or sent their Company's official statement on Year 2000 compliance. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The Company presently believes that, with the steps it has taken in purchasing new software and hiring external computer consultants to evaluate and prepare the system, the affects of the Year 2000 will be mitigated. However, if such efforts are not successful in overcoming the Year 2000 issue it could have a material adverse impact on the operations of the Company.

FORWARD LOOKING STATEMENTS

         This filing includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). The PSLRA provides a "safe harbor" for such statements to encourage companies to provide prospective information about themselves so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. All statements other than statements of historical fact made in this report or incorporated by reference are forward-looking. In particular, the statements herein regarding the availability of adequate funding and progress in the development of its various business segments are forward-looking statements. Forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that the Company's actual results may differ significantly from management's expectations and, therefore, from the results discussed in such forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         On July 29, 1999, a subsidiary of the Company was served with a complaint filed in the Third Judicial District Court of the State of Utah under Civil No. 990907583 by Multi-Dimensional Studios, L.L.C. ("MDS"), Jonathan Neville and Loran Swensen. Neville and Swensen seek to recover $8,131 each for alleged breaches of purported consulting agreements between each of them and the Company dated June 23, 1997. MDS seeks to recover direct, compensatory and consequential damages alleged to exceed $3,075,000 for alleged breaches of the Restated Video Purchase Agreement (the "Agreement") between it and the subsidiary dated May 16, 1997.

       The subsidiary of the Company has denied that it has any delinquent obligations under the consulting agreements between it and Neville or Swensen, and that it owes them any sums. The

Company also denies that it has breached the Agreement with MDS and has asserted a counterclaim against MDS to recover a $50,000 deposit it placed with MDS for demonstration tapes that were never produced pursuant to the Agreement. The Company believes that the claims asserted by the plaintiffs are without merit and intends to vigorously defend the action.

ITEM 2 - CHANGES IN SECURITIES

         Set forth in the table below is a summary of all securities sold by the Company through the month of July in calendar year 1999 (without registering the securities under the Securities Act of 1933), and which have not been previously reported in the SEC filings of the Company.


--------------------------------------------------------------------------------------------------------------------
       Date               Title and amount of          Consideration                            Class of persons to
                          Securities sold                                                       whom sold
--------------------------------------------------------------------------------------------------------------------
A      4/1/99 and         unexercised options for      Consulting services with a five year     U.S. investors
       5/30/99            375,000 shares               vesting provision
--------------------------------------------------------------------------------------------------------------------
B      5/31/99 to         212,950 shares common        $465,980                                 U.S. investor
       6/28/99            stock
--------------------------------------------------------------------------------------------------------------------
C      6/4/99             8% convertible               $500,000                                 U.S. investor
                          debentures
--------------------------------------------------------------------------------------------------------------------
D      6/4/99             warrant for 16,950           Unexercised with a $ 3.54 strike         U.S. investor
                          shares                       price
--------------------------------------------------------------------------------------------------------------------
E      7/8/99             125,000 shares common        Movie Express asset acquisition          U.S. investor
                          stock
--------------------------------------------------------------------------------------------------------------------


         These transactions constitute private placements under Regulation D. The private placement transactions were variously made for the asset acquisition transaction described below, for services rendered to the Company, for the cancellation of debt of the Company, or for cash.

         Prior to the date of this report, the Company issued its 8% Convertible Debentures due December 21, 2001 in the face amount of $750,000, and its 8% Convertible Debentures due February 9, 2002 in the face amount of $2,000,000. These debentures were issued in private placements on December 21, 1998 and February 9, 1999 respectively. Both private placements were made to a single accredited investor. On June 4, 1999, the same investor purchased additional 8% Convertible Debentures due June 4, 2002 in the face amount of $500,000 (transaction C). A finders fee of $30,000 was paid for the June transaction.

         On July 8, 1999 (transaction E), the Company entered into an Asset Purchase Agreement to purchase certain assets of King Farms, Inc., an Illinois corporation doing business as Hotel Movie Express, Inc. Pursuant to the Asset Purchase Agreement, the Company has issued 125,000 shares of its restricted common stock to the selling entity, which is an accredited investor. Further details of the described transaction, including a discussion of the balance of the consideration to be paid for the assets, are included in the Form 8-K report of the Company dated July 22, 1999 and filed with the SEC.

       All U.S. investors are believed to be accredited investors, as defined in Rule 501(a) of Regulation D.

ITEM 5 - OTHER INFORMATION

CHANGE IN THE CHAIRMAN OF THE BOARD

         On August 17, 1999, the Company announced the retirement of its Chairman, Blaine Harris. Mr. Harris, age 60, is retiring from his position as Chairman of the Board of Directors after eight years with Chequemate International, which he helped establish in 1991.

         Mr. Harris has been the principal individual involved in capital formation for the Company during his tenure as Chairman, and in his former capacity as CEO, a position he relinquished in 1998. Over the past twelve months, Mr. Harris' leadership has been instrumental in assembling a team of seasoned managers who can advance the Company's vision in the digital media realm, particularly in the television and internet industries.

       Succeeding Mr. Harris as Chairman is Mr. J. Michael Heil, who has been the Company's CEO since September, 1998. Mr. Heil was elected to serve as Chairman by the board of directors at its meeting on August 16, 1999, and will retain his position as Chief Executive Officer. J. Michael Heil has over 17 years of experience in the satellite and broadcast television industry. Prior to joining C-3D Digital, he was President of Skylink America, Inc. and Satellite Cinema, and has launched five digital broadcast networks.

ITEM 6 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

a.    Exhibits:         None

b.    Reports on Form 8-K.

         July 22, 1999 Form 8-K report on the acquisition of Hotel Movie Express pay-per-view contracts and assets.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 19th day of August, 1999.

                                         CHEQUEMATE INTERNATIONAL, INC.


                                         By /s/ J. Michael Heil
                                           -----------------------------------
                                                J. Michael Heil
                                                CEO

                                         By /s/ Steve Anderson
                                           -----------------------------------
                                                Steve Anderson
                                                CFO and Secretary