Form 10QSB
period 1999-09-30
CHEQUEMATE INTERNATIONAL INC
filed 1999-11-15
CIK 850218

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For Quarterly Period Ended: September 30, 1999


                       Commission File Number:33-385-11-FW


                         CHEQUEMATE INTERNATIONAL, INC.
                         -------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             UTAH                                 76-0279816
             -----------------------------------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)             Identification No.)

    330 WASHINGTON BOULEVARD, SUITE 507; MARINA DEL REY, CALIFORNIA 90292
    ---------------------------------------------------------------------
                 (Address of principal executive offices)


                                 (305) 310-3659
                                 --------------
                           (Issuer's Telephone Number)


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days .
YES  X   NO
   -----   -----

     State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: October 25, 1999: 23,866,834

Transitional Small Business Format: YES       NO  X
                                       -----    -----

                               TABLE OF CONTENTS

                          PART I-FINANCIAL STATEMENTS
ITEM 1.  Financial Statements                                   PAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS                              4

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                    6

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                     7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS               9

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

GENERAL INFORMATION                                               15

RESULTS OF OPERATIONS                                             18

LIQUIDITY AND CAPITAL RESOURCES                                   21

YEAR 2000 COMPLIANCE                                              21


                        PART II-OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                 22

Item 5. Other Information                                         24

Item 6. Exhibits and Reports on Form 8-K                          24


                        CHEQUEMATE INTERNATIONAL, INC.
                              (dba C3-D Digital)

                       Consolidated Financial Statements

                     September 30, 1999 and March 31, 1999

                        CHEQUEMATE INTERNATIONAL, INC.
                              (dba C3-D Digital)
                         Consolidated Balance Sheets

                                   ASSETS

                                                                September 30,          March 31,
                                                                    1999                  1999
                                                                -------------        -------------
                                                                (Unaudited)
CURRENT ASSETS

  Cash                                                          $     57,964         $  1,732,199
  Accounts receivable - net of allowances
   of $53,820 and $53,820                                            643,361              197,922
  Prepaid expenses                                                   271,628              198,349
  Inventory (Note 3)                                               3,268,893            3,115,763
                                                                ------------         ------------
     Total Current Assets                                          4,241,846            5,244,233
                                                                ------------         ------------
PROPERTY AND EQUIPMENT (Note 4)                                      959,306              622,717
                                                                ------------         ------------
OTHER ASSETS

  Note receivable                                                     73,588               65,000
  Product rights (Note 2)                                          3,476,302            2,534,532
  Secured interest                                                    -                 1,198,530
  Refundable deposits                                                 14,384               15,704
  Investments                                                        153,000                3,000
                                                                ------------         ------------
     Total Other Assets                                            3,717,274            3,816,766
                                                                ------------         ------------
     TOTAL ASSETS                                               $  8,918,426         $  9,683,716
                                                                ============         ============


    The accompanying notes are an integral part of this financial statement.

                        CHEQUEMATE INTERNATIONAL, INC.
                              (dba C3-D Digital)
                         Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                September 30,          March 31,
                                                                    1999                  1999
                                                                -------------        -------------
                                                                (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                             $   1,321,456        $     896,408
   Accrued expenses                                                   206,093               38,672
   Income tax payable                                                     500                  500
   Accrued interest - related party                                    79,943               79,943
   Accrued interest payable                                             -                   39,791
   Current portion related party                                      140,000              140,000
   Current portion long-term debt (Note 5)                            607,864              227,610
   Current portion capital lease                                       -                    13,602
                                                                -------------        -------------
     Total Current Liabilities                                      2,355,856            1,436,526
                                                                -------------        -------------
LONG-TERM LIABILITIES
   Long-term debt (Note 5)                                          3,250,000            3,190,000
                                                                -------------        -------------
     Total Long-Term Liabilities                                    3,250,000            3,190,000
                                                                -------------        -------------
     Total Liabilities                                              5,605,856            4,626,526
                                                                -------------        -------------
STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value 500,000,000 shares
    authorized, 23,198,433 and 22,358,646 shares
    outstanding, respectively                                           2,319                2,236
   Capital in excess of par                                        26,528,328           24,461,440
   Accumulated deficit                                            (23,218,077)         (19,406,486)
                                                                -------------        -------------
     Total Stockholders' Equity                                     3,312,570            5,057,190
                                                                -------------        -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   8,918,426        $   9,683,716
                                                                =============        =============


    The accompanying notes are an integral part of this financial statement.

                        CHEQUEMATE INTERNATIONAL, INC.
                              (dba C3-D Digital)
                      Consolidated Statements of Operations
                                 (Unaudited)

                                                     For the                                 For the
                                                Three Months Ended                      Six Months Ended
                                                   September 30,                           September 30,
                                       -----------------------------------     -----------------------------------
                                            1999                 1998                1999                1998
                                       ---------------     ---------------     ---------------     ---------------
REVENUES                               $       842,177     $        77,628     $     1,609,186     $       167,376
COST OF SALES                                  249,105              78,111             582,054             106,245
                                       ---------------     ---------------     ---------------     ---------------
GROSS PROFIT                                   593,072                (483)          1,027,132              61,131
                                       ---------------     ---------------     ---------------     ---------------
EXPENSES
   Selling expenses                            529,655              85,873           1,340,530             215,509
   General and administrative                1,885,982             550,687           3,401,288             991,842
                                       ---------------     ---------------     ---------------     ---------------
     Total Expenses                          2,415,637             636,560           4,741,818           1,207,351
                                       ---------------     ---------------     ---------------     ---------------
OTHER INCOME (EXPENSE)
   Loss on sale of assets                       -                 (165,167)             -                 (165,167)
   Interest income                               1,105              -                    8,586              -
   Interest expense                            (15,005)             (4,579)           (105,491)             (9,383)
                                       ---------------     ---------------     ---------------     ---------------
     Net Other Expense                         (13,900)           (169,746)            (96,905)           (174,550)
                                       ---------------     ---------------     ---------------     ---------------
NET (LOSS) BEFORE INCOME TAXES              (1,836,465)           (806,789)         (3,811,591)         (1,320,770)
INCOME TAX PROVISION                             -                  -                   -                   -
                                       ---------------     ---------------     ---------------     ---------------
NET (LOSS)                             $    (1,836,465)    $      (806,789)    $    (3,811,591)    $    (1,320,770)
                                       ===============     ===============     ===============     ===============
BASIC (LOSS) PER SHARE                 $         (0.08)    $         (0.05)    $         (0.17)    $         (0.08)
                                       ===============     ===============     ===============     ===============
AVERAGE NUMBER OF SHARES
 OUTSTANDING                                22,876,361          16,050,274          22,766,504          16,050,274
                                       ===============     ===============     ===============     ===============


    The accompanying notes are an integral part of this financial statement.

                        CHEQUEMATE INTERNATIONAL, INC.
                              (dba C3-D Digital)
                      Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                 For the                                 For the
                                                             Three Months Ended                      Six Months Ended
                                                                September 30,                           September 30,
                                                      -----------------------------------     -----------------------------------
                                                            1999                 1998                1999                1998
                                                      ---------------     ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net (loss)                                          $    (1,836,465)    $      (806,789)    $    (3,811,591)    $    (1,320,770)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation and amortization                               148,551             150,096             262,334             178,166
  (Increase) decrease in accounts
    receivable and other assets                              (108,522)            (86,050)           (180,078)            (99,642)
  (Increase) decrease in inventory                            164,216             208,247            (153,130)            236,676
  (Increase) decrease in prepaid expense                       47,351                 605             (73,279)                451
  Increase (decrease) in accounts payable                     268,468             198,103             425,035             144,972
  Increase (decrease) short-term debt                            -                (35,968)               -                (57,724)
  Increase (decrease) in accrued expenses                     152,873              43,744             110,332              42,221
  Increase (decrease) in accrued interest                     (95,565)               -                (39,791)               -
                                                      ---------------     ---------------     ---------------     ---------------
     Net Cash (Used) by Operating
      Activities                                           (1,259,093)           (328,012)         (3,460,168)           (875,650)
                                                      ---------------     ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Equipment purchase                                          (26,283)               -               (138,437)            (23,602)
                                                      ---------------     ---------------     ---------------     ---------------
     Net Cash (Used) by Investing
     Activities                                               (26,283)               -               (138,437)            (23,602)
                                                      ---------------     ---------------     ---------------     ---------------
CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from common stock                                1,033,425            555,556            1,499,405             930,600
  Proceeds from debt                                             -                  -                 500,000                -
  Payments of capital leases                                   (1,687)              (796)             (15,289)             (1,450)
  Payments of long-term debt                                     -              (165,850)             (59,746)           (169,778)
                                                      ---------------     ---------------     ---------------     ---------------
     Net Cash Provided by Financing
      Activities                                      $     1,031,738     $      388,910      $     1,924,370     $       759,372
                                                      ---------------     ---------------     ---------------     ---------------


    The accompanying notes are an integral part of this financial statement.

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
              Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                               For the                                 For the
                                                           Three Months Ended                      Six Months Ended
                                                              September 30,                           September 30,
                                                    -----------------------------------     -----------------------------------
                                                          1999                 1998                1999                1998
                                                    ---------------     ---------------     ---------------     ---------------
NET INCREASE (DECREASE) IN CASH                     $     (253,638)     $        60,898     $    (1,674,235)    $      (139,880)
CASH AT BEGINNING PERIOD                                   311,602               20,062           1,732,199             220,840
                                                    ---------------     ---------------     ---------------     ---------------
CASH AT END OF PERIOD                               $       57,964      $        80,960     $        57,964     $        80,960
                                                    ===============     ===============     ===============     ===============


    The accompanying notes are an integral part of this financial statement.

                           CHEQUEMATE INTERNATIONAL, INC.
                                  (dba C3-D Digital)
                     Notes to Consolidated Financial Statements
                        September 30, 1999 and March 31, 1999


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 audited consolidated financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                    Notes to Consolidated Financial Statements
                       September 30, 1999 and March 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         COMPUTER SOFTWARE COSTS

         The Company classifies the costs of planning, designing and establishing the technological feasibility of computer software product as software development costs and charges those costs to expense when incurred. Costs incurred for duplicating computer software from product masters, documentation and training materials and packaging costs are capitalized as inventory and charged to cost of sales when revenue is recognized. Costs of maintenance and customer support are charged to expense when costs are incurred.

                       CHEQUEMATE INTERNATIONAL, INC.
                             (dba C3-D Digital)
                 Notes to Consolidated Financial Statements
                    September 30, 1999 and March 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - INVENTORY

                                       September 30,         March 31,
                                          1999                  1998
                                       -------------       -------------
              Finished goods           $     173,856       $   1,035,682
              WIP                          2,215,165           1,076,880
              Raw goods                      879,872           1,003,201
                                       -------------       -------------

                                       $   3,268,893       $   3,115,763
                                       =============       =============


         The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment as of September 30, 1999 and March 31, 1999 are detailed in the following summary:

                                                                                       Net Book Value
                                                                Accumulated      September 30,     March 31,
                                                    Cost        Depreciation         1999            1999
              Office furniture and fixtures     $    172,426    $     45,523     $    126,903     $    24,320
              Machinery and equipment                898,217         238,357          659,860         569,488
              Capital leases                         206,877          35,876          171,001          26,905
              Leasehold improvements                   4,581           3,039            1,542           2,004
                                                ------------    ------------     ------------    ------------
                   Total                        $  1,282,101    $    322,795     $    959,306    $    622,717
                                                ============    ============     ============    ============


                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                      September 30, 1999 and March 31, 1999


NOTE 4 - PROPERTY AND EQUIPMENT (Continued)

         Depreciation expense is computed principally on the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for six months ended September 30, 1999 and the year ended March 31, 1999 amounted to $108,608 and $79,599.

NOTE 5 - LONG-TERM DEBT

         Notes payable as of September 30, 1999 and March 31, 1999 are detailed in the following summary:

                                                                     September 30,         March 31,
                                                                         1999                 1999
                                                                     ------------        -----------
              Note payable to a company; due in monthly
               installments of $3,244 which includes
               interest at 8%; due July 1999, unsecured.             $     50,990        $    53,907

              Convertible debentures to a company; due
               December 22, 2001, which includes interest
               at 8%.                                                     750,000            750,000

              Convertible debentures to a company; due
               February 22, 2002, which includes interest at
               8%.                                                      2,000,000          2,000,000

              Convertible debenture to a company, due
               April 2002, with interest at 8%.                           500,000               -

              Note payable to a company; due June 8, 2000,
               interest at 10% due monthly, secured by
               equipment and inventory.                                   440,000            440,000

              Note payable to a company; unsecured, due in
               monthly installments of $19,654, which includes
               interest at 6%; due October 1999.                          116,874            173,703
                                                                     ------------        -----------

                   Total long-term debt                                 3,857,864          3,417,610

                   Less: current portion                                 (607,864)          (227,610)
                                                                     ------------        -----------

                   Long-term portion                                 $  3,250,000        $ 3,190,000
                                                                     ============        ===========


                        CHEQUEMATE INTERNATIONAL, INC.
                             (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                     September 30, 1999 and March 31, 1999


NOTE 5 - LONG-TERM DEBT (Continued)

         Maturities of long-term debt are summarized below:

              Period ending September 30, 2000     $    607,864
                                          2001                -
                                          2002        3,250,000
                                          2003                -
                                          2004                -
                                                   ------------
                                         Total     $  3,857,864
                                                   ============


NOTE 6 - CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES

         CASH FLOW INFORMATION

                                        September 30,           March 31,
                                           1999                    1999
                                        -------------           -----------
         Interest paid                 $      72,277            $    34,535
         Income taxes paid             $         500            $       500

         NON-CASH INVESTING AND FINANCING ACTIVITIES

         For the years ending March 31, 1999 and 1998, the Company incurred the following non-cash investing and financing activities:

                                                                September 30,      March 31,
                                                                    1999              1999
                                                                -------------     -------------
         Capital lease obligations incurred                     $      -          $     29,895
         Issuance of stock and options for services
          rendered                                              $   1,006,349     $    448,547
         Issuance of stock for assets                           $     150,000     $  1,533,000
         Increase in debt for assets                            $      -          $    440,000


NOTE 7 - FINANCIAL INSTRUMENTS

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

                       CHEQUEMATE INTERNATIONAL, INC.
                             (dba C3-D Digital)
                 Notes to Consolidated Financial Statements
                    September 30, 1999 and March 31, 1999


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into an agreement to maintain a satellite transponder and uplink for broadcasting its three dimensional cable channel. The agreement requires the Company to make monthly payments of $50,000 to retain these services.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

For more detailed information regarding the financial position of the Company, please refer to the Unaudited Financial Statements for the second quarter (three months) of the year 2000 ended September 30, 1999 and the six months of the year 2000 ended September 30, 1999.

On August 17, 1999, Chequemate International Inc. announced the retirement of Blaine Harris, the chairman of the board, to pursue other personal lifetime goals.

Succeeding Blaine Harris as chairman is J. Michael Heil, who has been the Company's chief executive officer since September 1998. Michael was elected as Chairman by the board of directors at the August 16, 1999, board meeting. Mr. Heil will retain the position of chief executive officer. Mr. Heil has more than 17 years of experience in the satellite and broadcast television industry. Prior to joining C-3D Digital, he was president of Skylink America Inc. and Satellite Cinema, and has launched five digital broadcast networks.

Mr. Heil thanked Blaine for securing the technology that established a solid platform that enables the Company to move from the developmental stage on to the production level of 3D content. With the industry starving for new products, this is a truly exciting time to be launching a new and unique television network and Internet portal.

The Company, doing business as C-3D Digital, Inc., announced that it has relocated its corporate headquarters from Salt Lake City to the Los Angeles metropolitan area in Marina del Rey.

The relocation from Salt Lake City to the Los Angeles metropolitan area positions the Company to develop its relationships with broadcasting executives in the entertainment capital of the world. Being in the heart of the entertainment industry, C-3D Digital enhances the visibility of the Company, further defines its mission, and allows the Company local access to a highly specialized talent pool. In addition, the Company believes the availability of existing media content, that is the driving force behind the business of the Company, is greater here than anywhere else in the world.

Since the Company introduced its revolutionary 3D Network to satellite television subscribers in January of this year, it has entered into numerous agreements with cable TV operators and hotel pay-per-view providers throughout the United States to deliver the 3D channel to viewers.

Currently, cable subscribers in California, Missouri, Michigan and Texas have access to the Company's 3D channel, and more than 8,000 hotel rooms throughout Arizona, Idaho, New Mexico, Texas, Utah, Washington, and California are offering the Company's pay-per-view selections to guests.

Additionally, 3D Television Co. Ltd. of Japan has signed an agreement to broadcast the Company's programming in Japan through the Sky Perfect TV platform, which has 1.3 million subscribers and is the largest direct to home
(DTH) satellite company in Japan.

On Wednesday, September 22, the Company's board of directors approved the appointment of media marketing expert Daniel R. Thompson as a member of the C-3D Digital Board. Thompson is the founder and head of the influential Hollywood entertainment agency "A Creative Group" (ACG) which specializes in product placement, promotional advertising, program sponsorships, and distribution.

Under Thompson's direction, ACG and its related sister companies represent major motion picture production companies and distributors such as Warner Bros., Paramount, Disney, Castle Rock Entertainment, and New Line Cinema. ACG companies also act as agents within the entertainment industry on behalf of major high-tech corporations such as Intel, Raytheon, and the Internet giant, Lycos.

The Company believes adding Mr. Thompson's professionalism and industry insight will help the Company continue to build C-3D Digital into a cutting-edge 3D media and technology company.

C-3D Digital also recently brought on board an aggressive new Vice President of Affiliate Relations, Fernando Antonio Gomez. Mr. Gomez has successfully managed affiliate sales and relations for such prestigious companies as Liberty Media, Bravo, The Weather Channel, and Univision. Mr. Gomez brings to C-3D more than 16 years of experience in affiliate relations in the cable, broadcast, and satellite industries.

In a related development, C-3D Digital also announced the retirement of Terrell (Ted) H. Lassetter, age 68, as the Company President. Lassetter was a key part of the management team that helped C-3D Digital establish itself during 1998 in Salt Lake City, as a new advanced media company.

On September 22, 1999, C-3D Digital Inc. announced that it has signed a long-term agreement whereby I-O Display Systems will manufacture C-3D Digital's viewing systems for the Company's exclusive 3D TV Network.

I-O Display Systems, a joint venture between Ilixco Inc. and Telecommunications Inc. (now Liberty Media), is the industry leader in the design and manufacture of three-dimensional video viewing systems for the PC gaming market. Its products are currently used with computer games such as Tomb Raider(TM), Quake(TM), and Star Wars Pod Racer(TM). I-O Display Systems allows users of its products to view three-dimensional graphics in photo-realistic, stereoscopic quality.

The Company expects this venture will enable C-3D Digital to concentrate on expanding its 3D Television Network and on developing its 3D Virtual Reality Portal(TM) on the Internet. The focus of C-3D will now shift to closing on negotiations the Company has been engaged in with major cable TV operators over the past several months.

On September 29, 1999, C-3D Digital announced a broad-based subscriber launch with cable system partner Vision Comm.

Vision Comm., which operates cable systems in Texas, Missouri and Michigan, has committed to providing the C-3D Television Network and viewing equipment to its subscribers. The equipment for displaying the 3D channel will be provided by C-3D's manufacturing partner I-O Displays.

Vision Comm. is enthusiastic to the early response to the new C-3D Television Network from their subscriber base. C-3D Digital predicts this is another step toward the objective of C-3D, to achieve a 5% market penetration of the 75 million US cable homes.

Among the major milestones achieved by C-3D Digital are key advancements in the Company's patented 2D to 3D-conversion technology. Using this technology, the Company has converted over twenty two feature films for broadcast for the Company's C-3D Television Network. The efficiency of this process now allows the Company to complete the conversion of a feature film for broadcast in a single day. In addition, these new technologies have proven to create even greater depth, texture and color. The ability to create original programming with the C-3D proprietary 3D cameras, combined with the Company's revolutionary 2D to 3D conversion, allows C-3D to satisfy the need for a continuous stream of new programming content for its network.

On August 30,1999, C-3D Digital announced it has signed a distribution agreement with Software Too of Japan for sales of the Strata line of 3D and digital video(DV) software tools. The Company expects revenues from the contract to exceed $1 million in fiscal year 2000 and grow from there in the coming years. Software Too is the largest distributor of graphics and media-related software in Japan, and also carries product lines by Adobe, Macromedia and Quark. The Strata family of software has always enjoyed immense popularity among Japanese digital artists.

Strata technology is also a key component of our Internet strategy and securing a place in Asia will be important as we move forward. The Company expects to have a Japanese language version of its 3D.COM Web portal in the future and this agreement helps to lay that groundwork.

On August 26, 1999, C-3D Digital, Inc. announced that the Company has signed an agreement with Be Inc. (Nasdaq:BEOS) to implement C-3D's line of Strata 3D and Digital Video ("DV") software to the BeOS operating system, which is optimized for the Internet. C-3D Digital and Be engineers are currently working together on a BeOS version of StudioPro, the renowned 3D modeling, rendering, and animation package used worldwide by digital artists and other creative professionals. The BeOS operating system is designed to be modular and streamlined to run a variety of computing devices. It was also developed from the start with TCP/IP -- the Internet's language -- as its networking foundation. With its combination of native Internet services -- such as a built-in Web server, Web browser, e-mail client, ftp client, and telnet server -- BeOS is the ideal platform for Internet applications and appliances.

RESULTS OF OPERATIONS

Comparison of Quarter Ended September 30, 1999

                                                                            For the
                                                                       Three Months Ended
                                                                       September 30, 1999
                                                                     1999               1998
REVENUES                                                        $   842,177         $   77,628

COST OF SALES                                                       249,105             78,111

GROSS PROFIT                                                        593,072               (483)

Revenues percentage increase over 1998                             1,084.89%

Cost of sales percentage increase over 1998                          318.91%

Gross profit as a percentage of sales over 1998                   11,318.15%


Revenues for the second quarter of 1999 once again show a dramatic improvement over 1998. For the three months ended September 30, 1999 revenues increased over 1000% over the same period in 1998. Gross Margin as a percentage of sales for the three months ended September 30, 1999 increased over 11000% over the same period in 1998.

This dramatic increase is due primarily to the purchase of the Strata assets and the resulting revenue stream generated by the Strata product line. This acquisition occurred in calendar year 1999, and prior quarters reflect no sales of the Strata products.

                                                                            For the
                                                                       Three Months Ended
                                                                       September 30, 1999
                                                                     1999               1998
Selling Expenses                                                    $529,665           $85,873

General and Administrative                                         1,885,982           550,687

Total Expenses                                                     2,415,637           636,560

Selling Expenses increase over 1998                                   616.79%

General and Administrative increase over 1998                         342.48%

Total Expenses increase over 1998                                     379.48%


Selling and General Administrative expenses have increased over 370% in the three months ended September 30, 1999 over the same period in 1998. These increase are due largely to the merger of the old Strata employees into the new 3D.com enterprise and building a team of professionals to maintain a quality programming plan for the TV Channel.

                                                                            For the
                                                                       Three Months Ended
                                                                       September 30, 1999
                                                                     1999               1998
Net Loss                                                          $1,836,465          $806,789

Net Loss increase over 1998                                           227.63%


Net Losses have increased over 220% in the three months ended September 30, 1999 over the same period in 1998.

Comparison of Six Months Ended September 30, 1999

                                                                            For the
                                                                       Three Months Ended
                                                                       September 30, 1999
                                                                     1999               1998
REVENUES                                                           $1,609,186          $167,376

COST OF SALES                                                         582,054           106,245

GROSS PROFIT                                                        1,027,032            61,131

Revenues percentage increase over 1998                                 961.42%

Cost of sales percentage increase over 1998                            574.84%

Gross Profit as a percentage of sales over 1998                        174.76%


Revenues for the first six months of 1999 once again show a dramatic improvement over 1998. For the six months ended September 30, 1999, revenues increased over 900% over the same period in 1998.

Gross Margin as a percentage of sales for the six months ended September 30, 1999 increased over 170% over the same period in 1998.

Management expects that gross Margins for 3D.com will continue to be very good. When C-3D Digital begins to gain momentum in the channel subscription market, revenue will increase quickly while corresponding expenses will remain relatively the same. C-3D Digital has the capability of taking billions of dollars of media titles that have brought comfort, satisfaction and excitement to viewers world wide, and reintroducing them to those same viewers and to new markets of viewers in the 3D format. For those companies who own the rights to these titles that are now dormant in their archives, a whole new royalty revenue is possible for them that has, in the past, not been available. As these new titles become 3D compatible more subscribers will be attracted to the 3D Channel to view their old favorites in 3D. Management anticipates that the old emotions that these favorite movies kindled will once again stir souls when viewed in 3D. Such emotions will encourage the sale of videos and DVD's, once again increasing the revenue stream to C-3D Digital and those who have licensed these titles to C-3D Digital.

                                                                            For the
                                                                       Three Months Ended
                                                                       September 30, 1999
                                                                     1999               1998
Selling Expenses                                                  $1,340,530           $215,509

General and Administrative                                         3,401,288            991,842

Total Expenses                                                     4,741,818          1,207,351

Selling Expenses increase over 1998                                   622.03%

General and Administrative increase over 1998                         342.93%

Total Expenses increase over 1998                                     392.75%


Selling and General Administrative expenses have increased over 390% in the six months ended September 30, 1999 over the same period in 1998. These increases are due largely to the merger of the old Strata employees into the new 3D.com enterprise and building a team of professionals to maintain a quality programming plan for the TV Channel.

                                                                            For the
                                                                       Three Months Ended
                                                                       September 30, 1999
                                                                     1999               1998
Net Loss                                                          $3,811,591         $1,320,770

Net Loss increase over 1998                                           288.59%


Net losses have increased over 280% in the six months ended September 30,1999 over the same period in 1998. The accumulation of these losses over the development period of the Company has given the Company over a 20 million dollar tax carry forward loss until the year 2014. 3D Digital is in the position of not having to pay taxes on the first 20 million dollars of income that it generates, allowing the Company to use the moneys that would normally be collected by the government to finance its growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to be dependent on investment capital to fund its operations. The Company has made arrangements with some of its consultants to receive stock in place of cash for the services they render to the Company. These consultants are very important to the overall success of C-3D Digital in the market place. The consultants have given us no assurance that they will continue to take stock in place of cash.

Non-U.S. investors have committed verbally to provide an additional $2,000,000 over the next four months of operations. The Company does not know if this commitment will continue even though our investors have honored this commitment in the past. Management continues to work with the financial industry to arrange proper capitalization of C-3D Digital. In the past, management has been successful at making these arrangements. The Company cannot rely entirely on the past performance of management to succeed in the future in securing necessary financing.

IMPACT OF YEAR 2000

The "Year 2000 Problem" (Y2K) exists because many existing computer programs use only two digits to refer to a year. Therefore, these programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results.

The Company has completed an analysis of its internal systems and the potential for issues associated with the Year 2000 problem. The Company began in first quarter of 1998 to bring on-line new systems to support both operations and financial reporting requirements as part of building the infrastructure to support the Company's growth. As part of the conversion, the Company received assurances from its software suppliers and experts hired by the Company that all systems are Year 2000 compliant. The Company is installing software modules that address inventory management, purchasing components, receiving, order entry, shipping and invoicing, and accounting.

Relative to areas other than information systems, the Company has investigated this area for potential problems. As the Company does not have a high degree of computer controlled equipment in its production processes, the risk in this area is low and the Company has not identified any areas of non-compliance in its analysis.

With regard to third party Year 2000 issues, the Company has completed a survey of all of its major supplier base, and continues to have discussions with its supplier base to ascertain the potential for a negative impact on the Company's operations and what steps are being taken to ensure continuity of supply of parts and services. While the Company believes its plans and actions are adequate to deal with the Year 2000 issues internally, and that it will be compliant, there is no guarantee that all suppliers and other parties that are essential to the Company's operations will similarly do so. The failure of any supplier to adequately address this issue in a timely manner will result in the Company looking to other suppliers to fill the need. For many of its components, there are alternative suppliers for all required parts and services. The potential for a material negative effect on Company operations if a key supplier does not adequately address the issue in a timely manner is very small, with the exception of transmission of the channel's programming. The Company will be working with all key suppliers throughout this time period to ensure continuity of parts and services. The Company has completed reviews of all of its suppliers, with most reporting full compliance already in place or to be completed by the end of the fourth quarter 1999. The Company will continue to solicit information from suppliers that have not responded and follow up on those that have not completed their compliance activities.

The Company has also evaluated the risks associated with this problem and its customers through discussions with key media distributors.

The Company's cost to become Year 2000 compliant has been minimal and not material to this point, nor expected to be in the future. As the Company had already planned its systems conversions to facilitate its growth, there were no incremental costs associated with insuring those systems were Year 2000 compliant. As a result, costs of the effort are mainly focused on following up with suppliers to determine their level of compliance. These costs are imbedded in other activities and are not expected to be material.

The most reasonable likely worst case Year 2000 scenario would be for a key distributor of programming to not become compliant. If no steps were taken to address this issue, it could result in the Company's operations being shut down until the problem was resolved. However, all key distributors have responded to a Company survey as being fully compliant. As discussed above, the Company is continuing to analyze each key distributor to ensure compliance to assure continuity of parts and services.

After identifying such an event, the Company would take some or all of the following steps: work with the vendors/distributors to put in place a manual back-up system to assure continued parts and services until the vendor becomes compliant or, bring on-line alternate vendors/distributors with the capacity to meet 100% of the Company's parts and services requirements.

FORWARD-LOOKING STATEMENTS

This filing includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). The PSLRA provides a "safe harbor" for such statements to encourage companies to provide prospective information about themselves so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. All statements other than statements of historical fact made in this filing or incorporated by reference are forward-looking and are beliefs, estimates, intentions and strategies about the future. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "projects", "predicts" or variations of such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. In particular, the statements herein regarding the availability of adequate funding and progress in the development of the Company's various business segments are forward-looking statements. Forward-looking statements represent management's current expectations and are inherently uncertain. The failure of any forward-looking event to occur can cause all forward-looking predictions to fail. Investors are warned that the Company's actual results may differ significantly from management's expectations and, therefore, from the results discussed in such forward-looking statements.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Equity Securities Pursuant to Regulation S

Set forth in the table below is a summary of all securities sold by the Company from July 1, 1999 until October 25, 1999 (without registering the securities under the Securities Act of 1933), and which have not been previously reported in the SEC filings of the Company.

        Date              Title and amount of         Consideration                 Class of persons to whom sold
                          Securities sold
  A     8/13/99           200,000 common shares       200,000 at $1.00 per share    non U.S. investors

  B     8/24/99           536,717 common shares       cancellation of $742,787 of   U.S. investor
                                                      debt

  C     9/9/99            20,000 common shares        purchase of secured           U.S. investors
                                                      interest Strata assets

  D     9/16,17/99        200,000 common shares       200,000 at $1.00 per share    non U.S. investors


The sales reflected in transactions A and D were made pursuant to Regulation S promulgated by the Securities and Exchange Commission. The securities were all restricted common stock, and shall remain as restricted securities for the one-year distribution compliance period. The facts relied upon to satisfy the exemption were as follows:

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

         (d) The purchasers were not entities organize under foreign law by a U.S. person, as defined in Regulation S, Rule 902(k), for the purpose of investing in unregistered securities, unless the Purchasers were organized and owned by accredited investors, as defined in Regulation D, Rule 501(a), who are not natural person, estates, or trusts.

         (e) The transactions were not purchases pursuant to a fiduciary account where a U.S. person, as defined in Regulation S, Rule 902(o), had discretion to make investment decisions for the account.

         (f) To the knowledge of the Company, all of the offers or sales of the Regulation S shares by purchasers prior to the expiration of a one-year distribution compliance period have only been made in compliance with the safe harbor contained in Regulation S, or pursuant to an exemption from registration.

         (g) All offering documents received by the purchasers included statements to the effect that the shares had not been registered under the 1933 Act and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the 1933 Act or an exemption from the registration requirements was available.

         (h) The purchasers acknowledged that the purchase of the shares involved a high degree of risk and further acknowledged that they could bear the economic risk of the purchase of the shares, including the total loss of their investment.

         (i) The purchasers understood that the shares were being offered and sold to them in reliance on specific exemptions from the registration requirements of United States Federal and State securities laws and that the Company was relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgments and understandings of the purchasers.

As of August 24, 1999, the Company completed the satisfaction of $676,884 of debt owing by the Company to a private lender through the issuance of 457,316 shares of the restricted common stock of the Company. The Company has also agreed to satisfy $65,903 of interest on such debt for 79,401 shares of restricted stock.

On September 9, 1999, the Company issued 20,000 shares of restricted common stock to purchase the final secured position in the assets and technology of Strata, Inc. The Company had previously acquired other secured positions in the described collateral, but had continued negotiations with this single intervening creditor. This final acquisition should resolve all material claims of secured creditors with regard to the assets and technology that has been acquired by the Company.

The two foregoing transactions are listed in the table above as transactions B and C. The recipients of these shares are U.S. entities or individuals making written representations of their "accredited investor" status, and the issuance of these securities is exempt from registration under the provisions of Regulation D promulgated by the Securities and Exchange Commission.

No underwriting discounts were incurred or commissions paid in any of the transactions described in this section.

ITEM 5. OTHER INFORMATION

Corporate Name Change

The Company has filed in the state of Utah an application to conduct business under the assumed name of C-3D Digital, Inc. This name is more in keeping with C-3D's focus on its entertainment and communications business related to 3D technology. At the time of the next meeting of shareholders of C-3D, management contemplates submitting a proposal to amend the Articles of Incorporation to reflect this new name.

Amex Listing

On June 9, 1999, the common stock of C-3D began trading on AMEX. The new trading symbol for the stock of C-3D is DDD, reflective of C-3D's focus on 3D products and services.

Relocation of Corporate Headquarters

Effective Monday, September 20, 1999, C-3D relocated its corporate headquarters to the Los Angeles metropolitan area in Marina del Rey. In conjunction with this action, C-3D has streamlined its operations by closing its Salt Lake City, Utah and Chatsworth, California offices. C-3D is retaining its Strata division office in St. George, Utah, and its Gilbert, Arizona office. The Marina del Rey corporate office is located in Suite 507 at 330 Washington Boulevard.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.                  Description
-----------                  -----------
27              Financial Data Schedule (for SEC use only)


(b)      Reports on Form 8-K

On July 22, 1999 the Company filed a Form 8-K report regarding the purchase of pay-per-view TV assets and contracts from King Farms, Inc. dba Hotel Movie Express.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHEQUEMATE INTERNATIONAL, INC.


/s/ J. MICHAEL HEIL                         DATE         11/15/99
-----------------------------                    -------------------------
J. MICHAEL HEIL
CHIEF EXECUTIVE AND FINANCIAL OFFICER