Form 10KSB/A
period 1999-03-31
CHEQUEMATE INTERNATIONAL INC
filed 2000-01-13
CIK 850218

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

                         CHEQUEMATE INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Utah                                       76-0279816
          ---------------------------------------------------------
         (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)      Identification No.)


          330 Washington Boulevard, Suite 507; Marina Del Rey, Ca 90292
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 305-3659
                                 --------------
                           (Issuer's Telephone Number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days. YES  X   No
                                                            -----   -----
         State issuer's revenues for
         Its most recent fiscal year:                $1,091,794

         As of July 7, 1998, the aggregate market value of the voting stock held by non-affiliates Computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $13,783,460

         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 23,866,834 (October 25,
1999)

Transitional Small Business Format:   YES       NO   X
                                         -----     -----

                                     PART II

ITEM 7.  FINANCIAL STATEMENTS

Independent Auditors' Report .......................................... 3

Consolidated Balance Sheets ........................................... 4

Consolidated Statements of Operations ................................. 6

Consolidated Statements of Stockholders' Equity ....................... 7

Consolidated Statements of Cash Flows ................................. 8

Notes to Consolidated Financial Statements ........................... 10


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


Jones, Jensen & Company
Salt Lake City, Utah
June 30, 1999

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                           Consolidated Balance Sheets

                                      ASSETS

                                                                       March 31,
                                                           --------------------------------
                                                               1999                1998
                                                           ------------        ------------
CURRENT ASSETS
  Cash                                                     $  1,732,199        $    220,840
  Accounts receivable - net of allowances of $53,820
   and $115,000 in 1999 and 1998, respectively                  197,922              24,305
  Inventory (Note 2)                                          3,115,763           2,684,378
  Prepaid expenses                                              198,349              11,259
                                                           ------------        ------------
     Total Current Assets                                     5,244,233           2,940,782
                                                           ------------        ------------
PROPERTY AND EQUIPMENT (Note 3)                                 622,717             200,335
                                                           ------------        ------------
OTHER ASSETS

  Notes receivable                                               65,000              -
  Organization costs and product rights (Note 1)              2,534,532           2,657,296
  Secured interest (Note 15)                                  1,198,530              -
  Refundable deposits                                            15,704               8,053
  Investments                                                     3,000               3,000
                                                           ------------        ------------
     Total Other Assets                                       3,816,766           2,668,349
                                                           ------------        ------------
     TOTAL ASSETS                                          $  9,683,716        $  5,809,466
                                                           ============        ============


               The accompanying notes are an integral part of
                  these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       March 31,
                                                           --------------------------------
                                                               1999                1998
                                                           ------------        ------------
CURRENT LIABILITIES
  Accounts payable                                         $    871,116        $  1,584,576
  Related party accounts payable (Note 16)                       25,292              42,034
  Customer deposits                                              -                   54,724
  Accrued expenses                                               38,672              43,339
  Income tax payable (Note 18)                                      500                 500
  Accrued interest - related party (Note 5)                      79,943              65,903
  Accrued interest payable                                       39,791              -
  Current portion related party (Note 5)                        140,000             156,802
  Current portion long-term debt (Note 6)                       227,610              50,080
  Current portion capital lease (Note 7)                         13,602               4,989
                                                           ------------        ------------
     Total Current Liabilities                                1,436,526           2,002,947
                                                           ------------        ------------
LONG-TERM LIABILITIES

  Long-term debt (Note 6)                                     3,190,000              11,976
  Capital lease obligations (Note 7)                             -                    2,788
                                                           ------------        ------------
     Total Long-Term Liabilities                              3,190,000              14,764
                                                           ------------        ------------
     Total Liabilities                                        4,626,526           2,017,711
                                                           ------------        ------------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value, 500,000,000 shares
   authorized, 22,358,646 and 14,088,650 shares
   outstanding at 1999 and 1998, respectively                     2,236               1,409
  Capital in excess of par                                   24,461,440          18,983,753
  Accumulated deficit                                       (19,406,486)        (15,193,407)
                                                           ------------        ------------
     Total Stockholders' Equity                               5,057,190           3,791,755
                                                           ------------        ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  9,683,716        $  5,809,466
                                                           ============        ============


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations

                                                             For the Years Ended March 31,
                                                 ----------------------------------------------------
                                                     1999                1998                1997
                                                 ------------        ------------        ------------
REVENUES
  Sales - products                               $    682,760        $  1,091,794        $    776,963
                                                 ------------        ------------        ------------
COST OF SALES
  Product, supplies and materials                     631,132             849,919             291,072
                                                 ------------        ------------        ------------
GROSS MARGIN                                           51,628             241,875             485,891
                                                 ------------        ------------        ------------
EXPENSES

  Impairment of product rights (Note 14)               -                3,133,333              -
  Bad debt expense                                     53,820             138,259               6,465
  Selling expenses                                    851,339           1,639,806             630,207
  General and administrative                        3,074,839           3,430,005           1,338,066
                                                 ------------        ------------        ------------
     Total Expenses                                 3,979,998           8,341,403           1,974,738
                                                 ------------        ------------        ------------
OPERATING LOSS                                     (3,928,370)         (8,099,528)         (1,488,847)
                                                 ------------        ------------        ------------
OTHER INCOME (EXPENSE)

  Loss from discontinued operations                   (40,859)             -                   -
  Interest income                                      11,265              24,152               7,018
  Interest expense                                    (93,779)            (18,478)            (20,344)
  Gain (loss) on sale of equipment                   (160,836)             70,309              -
                                                 ------------        ------------        ------------
     Total Other Income (Expense)                    (284,209)             75,983             (13,326)
                                                 ------------        ------------        ------------
LOSS BEFORE INCOME TAXES                           (4,212,579)         (8,023,545)         (1,502,173)

INCOME TAX PROVISION (Note 18)                            500                 500                 400
                                                 ------------        ------------        ------------
NET LOSS                                         $ (4,213,079)       $ (8,024,045)       $ (1,502,573)
                                                 ============        ============        ============
BASIC LOSS PER SHARE                             $      (0.23)       $      (0.59)       $      (0.12)
                                                 ============        ============        ============
FULLY DILUTED LOSS PER SHARE                     $      (0.23)       $      (0.59)       $      (0.12)
                                                 ============        ============        ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                17,984,186          13,568,845          12,891,947
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

                                         Total                        Capital                             Total
                                         Shares        Common        in Excess       Accumulated       Stockholders'
                                         Issued         Stock         of Par           Deficit            Equity
                                       ----------     ---------     -----------     -------------     -------------
Balance, March 31,1996                 12,666,053     $   1,267     $ 5,785,695     $ (5,666,789)     $     120,173

Shares issued through
 stock offering                           450,788            44       1,816,307             --            1,546,351
Shares issued for services                  1,000             1           3,499             --                3,500
Subscribed stock                             --            --             --                --              270,000
Net loss                                     --            --             --          (1,502,573)        (1,502,573)
                                       ----------     ---------     -----------     ------------      -------------
Balance, March 31, 1997                13,117,841         1,312       7,605,501       (7,169,362)           437,451

Shares issued through
 stock offering                           379,000            38       4,756,682             --            4,756,720
Shares issued for cash                    315,142            31          67,355             --               67,386
Shares issued in exchange
 for services                             256,667            26         387,474             --              387,500
Shares issued for debt                     20,000             2          85,494             --               85,496
Option issued for
 compensation                                --            --            81,247             --               81,247
Options issued for rights                    --            --         6,000,000             --            6,000,000
Net loss                                     --            --              --         (8,024,045)        (8,024,045)
                                       ----------     ---------     -----------     ------------      -------------
Balance, March 31, 1998                14,088,650         1,409      18,983,753      (15,193,407)         3,791,755

Shares issued through
 stock offering                         6,085,430           609       3,770,925             --            3,771,534
Shares issued for assets                  583,333            58       1,532,942             --            1,533,000
Shares issued for cash                    371,800            37           3,681             --                3,718
Correction of an error                     50,000             5            --               --                    5
Shares issued in exchange
 for services                           1,094,810           109          43,338             --               43,447
Shares issued for debt                     84,623             9         126,801             --              126,810
Net loss                                     --            --              --         (4,213,079)        (4,213,079)
                                       ----------     ---------     -----------     ------------      -------------
Balance, March 31, 1999                22,358,646     $   2,236     $24,461,440     $(19,406,486)     $   5,057,190
                                      ===========     =========     ===========     ============      =============


                The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows

                                                                              For the Years Ended March 31,
                                                                ----------------------------------------------------
                                                                    1999                1998                1997
                                                                ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                      $ (4,213,079)       $ (8,024,045)       $ (1,502,573)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
   Amortization                                                      314,873             427,575              62,183
   Depreciation                                                       79,599              70,209              41,549
   Loss on sale of assets                                            160,836              -                   -
   Allowance for bad debts                                            53,820             107,480               4,602
   Reduction in product rights valuation                              -                3,133,333              -
   Common stock and options issued for services rendered             448,547             651,517              -
  (Increase) decrease in:
   Accounts receivable                                              (227,437)            (92,933)              9,546
   Prepaid expenses                                                 (187,090)             (2,756)             (1,859)
   Inventory                                                         275,246          (2,498,860)           (101,637)
   Note receivable                                                  (530,530)             -                   -
   Deposits                                                           (7,651)              7,514               2,862
  Increase (decrease) in:
   Accounts payable                                                 (730,202)          1,448,879              94,038
   Accrued interest payable                                           53,831              -                   (7,000)
   Customer deposits                                                 (54,724)             54,724              -
   Short-term note payable                                            -                 (300,000)             -
   Accrued expenses                                                   (4,667)            (60,213)             81,056
   Income taxes payable                                               -                      100                 400
                                                                ------------        ------------        ------------
     NET CASH USED BY OPERATING ACTIVITIES                        (4,568,628)         (5,077,476)         (1,316,833)
                                                                ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of fixed assets                                  -                  375,000              -
  Purchase or development of intangibles                            (128,021)             -                 (222,706)
  Equipment purchases                                               (198,736)           (194,392)           (101,121)
  Collection on notes receivable                                      -                   -                    1,380
                                                                ------------        ------------        ------------
     NET CASH PROVIDED (USED) BY
       INVESTING ACTIVITIES                                         (326,757)            180,608            (322,447)
                                                                ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                                         3,502,167           4,824,204           1,719,951
  Minority interest                                                   -                   -                  100,000
  Issuance of notes payable                                        3,043,409             135,000              -
  Payments made on notes payable                                    (138,832)             (7,032)            (45,415)
                                                                ------------        ------------        ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                  $  6,406,744        $  4,952,172        $  1,774,436
                                                                ============        ============        ============


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                Consolidated Statements of Cash Flows (Continued)

                                                                              For the Years Ended March 31,
                                                                ----------------------------------------------------
                                                                    1999                1998                1997
                                                                ------------        ------------        ------------
NET INCREASE (DECREASE) IN CASH                                 $  1,511,359        $     55,304        $    135,156
CASH AT BEGINNING OF YEAR                                            220,840             165,536              30,380
                                                                ------------        ------------        ------------
CASH AT END OF YEAR                                             $  1,732,199        $    220,840        $    165,536
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

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

                                                                Years
                                                                -----
              Office equipment                                    5
              Office furniture                                   5-7
              Machinery and equipment                             5
              Leasehold improvements                             3-5
              Capital leases                                     3-5

          ORGANIZATION COSTS AND PRODUCT RIGHTS

                                                                                        Net Book Value
                                                                                ---------------------------
                                     Term          Cost        Amortization         1999             1998
                                 ---------     -----------     ------------     -----------     -----------
          Product rights         4-5 years     $ 3,093,087     $    669,688     $ 2,423,399     $ 2,580,574
          Contract/movie
             rights                2 years         129,022           17,889         111,133          76,722
          Organization cost        5 Years          17,261           17,261          -               -
                                 ---------     -----------     ------------     -----------     -----------
                                               $ 3,134,610     $    695,436     $ 2,534,532     $ 2,657,296
                                               ===========     ============     ===========     ===========

                                       10

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

NOTE 2 - INVENTORY

                                               March 31,
                                       --------------------------
                                           1999           1998
                                       -----------    -----------
              Finished goods           $ 1,035,682    $ 1,238,258
              WIP                        1,076,880        124,243
              Raw goods                  1,003,201      1,321,877
                                       -----------    -----------
                                       $ 3,115,763    $ 2,684,378
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

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment as of March 31, 1999 and 1998 are detailed in the following summary:

                                                                                Net Book Value
                                                          Accumulated      -------------------------
                                              Cost        Depreciation        1999           1998
                                            ---------     ------------     ----------     ----------
         Office furniture and fixtures      $  62,427     $     38,107     $   24,320     $   33,237
         Machinery and equipment              739,541          170,053        569,488        161,464
         Capital leases                        29,895            2,990         26,905          2,707
         Leasehold improvements                 4,581            2,577          2,004          2,927
                                            ---------     ------------     ----------     ----------
              Total                         $ 836,444     $    213,727     $  622,717     $  200,335
                                            =========     ============     ==========     ==========

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998

NOTE 5 - RELATED PARTIES

         Notes payable to related parties as of March 31, 1999 and 1998 are detailed in the following summary:

                                                                         1999           1998
                                                                     -----------     -----------
         Note payable to CEO; due on demand, with an
          interest rate of 10.4%; unsecured; accrued

          interest of $79,943 is due on demand.                      $   140,000     $   135,000

         Note payable to CEO; unsecured, due in monthly
          interest installments of $930 with an interest rate
          of 12%; due December 31, 1998.                                    -             21,802
                                                                     -----------     -----------
              Total related party notes payable                          140,000         156,802

              Less: current portion                                     (140,000)       (156,802)
                                                                     -----------     -----------
              Long-term portion                                      $      -        $      -
                                                                     ============    ===========


         Maturities of the related party notes payable are as follows:

              Period ending March 31, 2000                      $  140,000
                                      2001                            -
                                                                ----------
                                      Total                     $  140,000
                                                                ==========


NOTE 6 - LONG-TERM DEBT

         Notes payable as of March 31, 1999 and 1998 are detailed in the following summary:

                                                                         1999           1998
                                                                     -----------     -----------
              Note payable to a company; due in monthly
              installments of $3,244 which includes
              interest at 8%; due July, 1999, unsecured.             $    53,907     $    62,056

              Convertible debentures to a company; due
              December 22, 2001, which includes interest
              at 8%.                                                     750,000          -

              Convertible debentures to a company; due

              February 22, 2002, which includes interest at 8%.        2,000,000          -
                                                                     -----------     -----------
              Balance Forward                                        $ 2,803,907     $    62,056
                                                                     -----------     -----------

               The accompanying notes are an integral part of
                   these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998

NOTE 6 - LONG-TERM DEBT (Continued)

         Balance Forward                                             $ 2,803,907     $    62,056

         Note   payable to a company; due June 8, 2000,
         interest at 10% due monthly, secured by
         equipment and inventory.                                        440,000             -

         Note payable to a company; unsecured, due in
         monthly installments of $19,654, which includes
         interest at 6%; due October 1999.                               173,703             -
                                                                     -----------     -----------
              Total long-term debt                                     3,417,610          62,056

              Less: current portion                                     (227,610)        (50,080)
                                                                     -----------     -----------
              Long-term portion                                      $ 3,190,000     $    11,976
                                                                     ===========     ===========


         Maturities of long-term debt are summarized below:

              Period ending March 31, 2000             $    227,610
                                      2001                  440,000
                                      2002                2,750,000
                                      2003                   -
                                      2004                   -
                                                       ------------
                                      Total            $  3,417,610
                                                       ============


NOTE 7 - LEASES

         All noncancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards Board Statement No. 13, "Accounting for Leases".

         The following analysis represents property under capital lease at March 31, 1999 and 1998.

                                                                         1999           1998
                                                                     -----------     -----------
                      Equipment                                      $    29,895     $    26,877
                      Less: accumulated depreciation                      (2,990)        (24,170)
                                                                     -----------     -----------
                      Net property under capital lease               $    26,905     $     2,707
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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998

NOTE 7 - LEASES (Continued)

         At March 31, 1999, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                                  Capital        Operating
                                                                  Leases          Leases
                                                                -----------     ----------
         Period ended March 31,
             2000                                               $    22,744     $  147,099
             2001                                                     -             113,987
             2002                                                     -              76,687
             2003                                                     -              -
             later years                                              -              -
                                                                -----------     ----------
         Total minimum lease payments                                22,744     $  337,773
                                                                                ==========
             Less: interest                                           9,142
                                                                -----------
             Present value of net minimum lease payment              13,602
             Less: current portion                                   13,602
                                                                -----------

             Capital lease obligations payable long-term        $     -

         Rental expense for the years ended March 31, 1999, 1998 and 1997 amounted to $135,580, $187,961 and $86,094, respectively.

NOTE 8 - CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

         CASH FLOW INFORMATION

                                                                          March 31,
                                                             --------------------------------
                                                               1999         1998        1997
                                                             --------     --------    --------
         Interest paid                                       $ 34,535     $ 18,478     $  24,230

         Income taxes paid                                   $    500     $    400     $     300


         NON-CASH INVESTING AND FINANCING ACTIVITIES

         For the years ending March 31, 1999 and 1998, the Company incurred the following non-cash investing and financing activities.

                                                                            March 31,
                                                             --------------------------------------
                                                                1999           1998           1997
                                                             -----------     ----------    ----------
         Capital lease obligations incurred                  $    29,895     $    -        $    -
         Issuance of stock and options for services
          rendered                                           $   448,547     $ 651,517     $    -
         Issuance of stock for assets                        $ 1,533,000     $    -        $    -
         Increase in debt for assets                         $   440,000     $    -        $    -


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

          In December 1998, the Company purchased assets to supplement the hotel movie pay-per- view operations. The assets included existing contracts with several hotels to provide pay- per-view movies. The Company issued 250,000 shares of common stock, a convertible note and cash for the assets.

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


          The convertible debentures entered into by the Company carry warrants allowing the debtor to acquire stock. The convertible debentures of $750,000 are in $250,000 incremental units and carry warrants equal to 24,753 shares per unit, with an exercise price of $3.64 per share. The convertible debentures of $2,000,000 are in $250,000 increments and carry warrants equal to 8,475 shares per unit.

          Activity regarding stock options is summarized as follows:

                                                                      Number of Shares
                                            -------------------------------------------------------------
                                               1999            Price            1998            Price
                                            ---------      -------------     ----------     -------------
          Options Granted:
               Beginning of year            2,354,800      $  .01 - 7.00        354,800     $ 3.50 - 7.00
               Additional granted              64,000         .01 - 3.64      2,000,000               .01
               Canceled                      (252,800)         3.50-7.00         -                 -
                                            ---------                        ----------
               End of year                  2,166,000                         2,354,800
                                            =========                        ==========
          Options Exercised:
               Beginning of year              283,242      $  .01 - 7.00            100              3.50
               Additional exercised         1,074,810              .01          283,142               .01
               Expired                         -                -                -                 -
                                            ---------                        ----------
               End of year                  1,358,052                           283,242
                                            =========                        ==========
          Options Outstanding at End
            of Year                           807,948                         2,071,558
                                            =========                        ==========


          Option prices range from $0.01 to $7.00 per share. In May 1997, the Company granted 2,000,000 common stock options to the owners of the intellectual property for $0.01 per share. The Company granted several stock options to various individuals for service performed or for future services. The option price for the services performed was stated at $5.00 per share on 4,000 shares.

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

          In May 1997, the Company granted 2,000,000 common stock options to the owners of ATG in exchange for the exclusive rights to specified intellectual property. Under APB 17, the transactions were recorded using the fair market value of the stock upon the date of the grant, which was determined to be $3.00 per share based upon the current trading value of the stock and the time delay before the shares could be exercised. At March 31, 1998, the Company's projected cash flows indicated that the recoverability of the asset may be impaired. Revaluation of the projected cash flow associated with this technology was determined to be approximately $2,500,000. Under FASB 121 an adjustment of $3,133,333 for impairment of the asset was recognized. At
          March 31, 1999, the Company's projected cash inflows from this technology exceeded the carry value of the asset.

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998

NOTE 18 - PROVISION FOR INCOME TAXES

          The provision for income taxes for the years ended March 31, 1999 and 1998 consists of the following:

                                                Current      Deferred       Total
                                               ---------     --------     ---------
          Year ended March 31, 1999
               U.S. Federal                    $     -       $     -      $     -
               State and local                       500           -            500

                                               $     500     $     -      $     500

          Year ended March 31, 1998
               U.S. Federal                    $     -       $     -      $     -
               State and local                       500           -            500

                                               $     500     $     -      $     500


          Income tax expense was $500 and $500 for each of the years ended March 31, 1999 and 1998, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to loss from operations before provision for income taxes and extraordinary item as a result of the following:

                                                                         1999               1998
                                                                     -------------     -------------
          Computed "expected" benefit                                $  (1,552,274)    $  (2,728,005)
          Increase (reduction) in income taxes resulting from:
               Change in valuation allowance for deferred
                 tax assets                                              1,542,774         2,722,639
               Non-deductible expenses                                       9,000             4,866
                                                                     -------------     -------------
                    Income tax provision                             $         500     $         500
                                                                     =============     =============


          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 1999 are presented below:

          Deferred tax assets:
               Net operating loss carryforwards
                    Total deferred tax assets                        $   5,656,774     $   4,114,000
                    Less valuation allowance                            (5,656,774)       (4,114,000)
                                                                     -------------     -------------
                    Net deferred tax assets                          $          -      $          -


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

               The accompanying notes are an integral part of
                   these consolidated financial statements.

         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

         NO.    DESCRIPTION                                                         PAGE
         ---    -----------                                                         ----
         23     Consent of Jones, Jensen & Co.......................................  24

         24     Power of Attorney (Incorporated by reference from initial
                Form 10-KSB, film No. 99664721, filed by the Company with the Commission on July 15, 1999)

         27     Financial Data Schedule (for SEC use only)..........................  25


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                                   SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHEQUEMATE INTERNATIONAL, INC.


/s/ J. Michael Heil                              Date January 13, 2000
-------------------------------------                 ----------------
J. Michael Heil
Chief Executive and Financial Officer


              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. Michael Heil                                        January 13, 2000
--------------------------------------
J. Michael Heil, Chairman of the Board
and Principal Accounting Officer


/s/ J. Michael Heil, for                                   January 13, 2000
--------------------------------------
John Bartholomew, Director


                                                           January 13, 2000
--------------------------------------
Hal Glick, Director


/s/ J. Michael Heil, for                                   January 13, 2000
--------------------------------------
Andre Peterson, Director


/s/ J. Michael Heil, for                                   January 13, 2000
--------------------------------------
Robert E. Warfield, Director


/s/ Daniel R. Thompson                                     January 13, 2000
--------------------------------------
Daniel R. Thompson, Director