Form 10QSB/A
period 1999-06-30
CHEQUEMATE INTERNATIONAL INC
filed 2000-01-13
CIK 850218

                                  FORM 10-QSB/A
                                (Amendment No. 1)

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                    For Quarterly Period Ended: June 30, 1999


                       Commission File Number:33-385-11-FW


                         CHEQUEMATE INTERNATIONAL, INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Utah                                    76-0279816
   ------------------------------------------------------------------
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)               Identification No.)


    330 Washington Boulevard, Suite 507; Marina del Rey, California 90292
    ---------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 310-3659
                           ---------------------------
                           (Issuer's Telephone Number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days. YES  X   NO
                                                            -----   -----

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: October 25, 1999: 23,866,834

Transitional Small Business Format: YES      NO  X
                                       ----    -----

                                TABLE OF CONTENTS


                           PART I-FINANCIAL STATEMENTS

ITEM 1.  Financial Statements                                        PAGE

UNAUDITED CONSOLIDATED BALANCE SHEETS                                  3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                        5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                         6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                   8

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

GENERAL INFORMATION                                                   17

RESULTS OF OPERATIONS                                                 18

LIQUIDITY AND CAPITAL RESOURCES                                       19


                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                           Consolidated Balance Sheets

                                    ASSETS

                                                   June 30,            March 31,
                                                    1999                  1999
                                                 -----------           -----------
                                                 (Unaudited)
CURRENT ASSETS

  Cash                                           $    311,602          $  1,732,199
  Accounts receivable - net of allowances
   of $53,820 and $53,820                             323,567               197,922
  Prepaid expenses                                    318,979               198,349
  Inventory (Note 2)                                3,433,109             3,115,763
                                                 ------------          ------------
     Total Current Assets                           4,387,257             5,244,233
                                                 ------------          ------------
PROPERTY AND EQUIPMENT (Note 3)                       989,677               622,717
                                                 ------------          ------------
OTHER ASSETS

  Note receivable                                      65,000                65,000
  Product rights (Note 1)                           3,570,261             2,534,532
  Secured interest (Note 14)                           -                  1,198,530
  Refundable deposits                                  15,704                15,704
  Investments                                           3,000                 3,000
                                                 ------------          ------------
     Total Other Assets                             3,653,965             3,816,766
                                                 ------------          ------------
     TOTAL ASSETS                                $  9,030,899          $  9,683,716
                                                 ============          ============


                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                           Consolidated Balance Sheets


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30,            March 31,
                                                    1999                  1999
                                                 -----------           -----------
                                                 (Unaudited)
CURRENT LIABILITIES

   Accounts payable                              $   1,052,975         $    896,408
   Accrued expenses                                     50,220               38,672
   Income tax payable                                      500                  500
   Accrued interest - related party                     79,943               79,943
   Accrued interest payable                             95,565               39,791
   Current portion related party (Note 5)              140,000              140,000
   Current portion long-term debt (Note 6)             167,864              227,610
   Current portion capital lease (Note 7)               -                    13,602
                                                 -------------         ------------
     Total Current Liabilities                       1,587,067            1,436,526
                                                 -------------         ------------
LONG-TERM LIABILITIES

   Long-term debt (Note 6)                           3,690,000            3,190,000
                                                 -------------         ------------
     Total Long-Term Liabilities                     3,690,000            3,190,000
                                                 -------------         ------------
     Total Liabilities                               5,277,067            4,626,526
                                                 -------------         ------------
STOCKHOLDERS' EQUITY

   Common stock, $.0001 par value 500,000,000
    shares authorized, 22,815,882 and
    22,358,646 shares outstanding, respectively          2,282                2,236
   Capital in excess of par                         25,108,017           24,461,440
   Accumulated deficit                             (21,356,467)         (19,406,486)
                                                 -------------         ------------
     Total Stockholders' Equity                      3,753,832            5,057,190
                                                 -------------         ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   9,030,899         $  9,683,716
                                                 =============         ============


                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                      Consolidated Statements of Operations

                                                     For the three Months Ended
                                                               June 30,
                                                ------------------------------------
                                                     1999                   1998
                                                -------------          -------------
REVENUES                                        $     767,009          $      89,748

COST OF SALES                                         332,949                 28,134
                                                -------------          -------------
GROSS PROFIT                                          434,060                 61,614
                                                -------------          -------------
EXPENSES

   Selling expenses                                   810,875                129,635
   General and administrative                       1,515,306                443,156
                                                -------------          -------------
     Total Expenses                                 2,326,181                572,791
                                                -------------          -------------
OTHER INCOME (EXPENSE)

   Interest income                                      7,481                  -
   Interest expense                                   (90,486)                (2,804)
                                                -------------          -------------
     Net Other Expense                                (83,005)                (2,804)
                                                -------------          -------------
NET (LOSS) BEFORE INCOME TAXES                     (1,975,126)              (513,981)

INCOME TAX PROVISION                                    -                      -
                                                -------------          -------------
NET (LOSS)                                      $  (1,975,126)         $    (513,981)
                                                =============          =============
(LOSS) PER SHARE                                $       (0.09)         $       (0.03)
                                                =============          =============
AVERAGE NUMBER OF SHARES OUTSTANDING               22,656,646             16,050,274
                                                =============          =============


                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows

                                                               For the three Months Ended
                                                                         June 30,
                                                          ------------------------------------
                                                               1999                   1998
                                                          -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                              $  (1,975,126)         $   (513,981)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                                 113,783                28,070
  (Increase) decrease in accounts receivable                   (125,645)              (13,592)
  (Increase) decrease in inventory                             (317,346)               28,429
  (Increase) decrease in prepaid expense                       (120,630)                 (154)
  Increase (decrease) in accounts payable                       156,567               (53,131)
  Increase (decrease) short-term debt                            -                    (21,756)
  Increase (decrease) in accrued expenses                        11,548                (1,523)
  Increase (decrease) in accrued interest                        55,774                -
                                                          -------------          ------------
     Net Cash (Used) by Operating Activities                 (2,201,075)             (547,638)
                                                          -------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Equipment purchase                                           (112,154)              (23,602)
                                                          -------------          ------------
     Net Cash (Used) by Investing Activities                   (112,154)              (23,602)
                                                          -------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from common stock                                    465,980               375,044
  Proceeds from debt                                            500,000                -
  Payments of capital leases                                    (13,602)                 (654)
  Payments of long-term debt                                    (59,746)               (3,928)
                                                          -------------          ------------
     Net Cash Provided by Financing Activities            $     892,632          $    370,462
                                                          -------------          ------------


                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows

                                                               For the three Months Ended
                                                                         June 30,
                                                          ------------------------------------
                                                               1999                   1998
                                                          -------------          -------------
NET (DECREASE) IN CASH                                    $ (1,420,597)          $   (200,778)

CASH AT BEGINNING PERIOD                                     1,732,199                220,840
                                                          ------------           ------------
CASH AT END OF PERIOD                                     $    311,602           $     20,062
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

         PRODUCT RIGHTS

         Cost to acquire rights have been capitalized and amortized over four to fifteen years using a straight line method. The total amortization of product costs for the three months ended June 30, 1999 and the year ended March 31, 1999, amounted to $61,600 and $314,873, respectively.

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

          PRODUCT RIGHTS

                                                                                             Net Book Value
                                                                                     ---------------------------
                                                                                      June 30,         March 31,
                                      Term             Cost         Amortization        1999             1999
                                    ----------     ------------     ------------     -----------     -----------
          Product rights            4-15 years     $  3,927,310     $    718,474     $ 3,208,836     $ 2,423,399
          Contract/movie
             rights                    2 years          391,896           30,471         361,425         111,133
                                    ----------     ------------     ------------     -----------     -----------
          Organization cost            5 years           17,261           17,261          -               -
                                    ----------     ------------     ------------     -----------     -----------
                                                   $  4,319,206     $    748,945     $ 3,570,261     $ 2,534,532
                                                   ============     ============     ===========     ===========


            CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (dba C3-D Digital)
              Notes to Consolidated Financial Statements
                   June 30, 1999 and March 31, 1999


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

            CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (dba C3-D Digital)
              Notes to Consolidated Financial Statements
                   June 30, 1999 and March 31, 1999

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

         PRIOR PERIOD RECLASSIFICATION

         Certain 1998 balances have been reclassified to conform to the presentation of the 1999 consolidated financial statements.

NOTE 2 - INVENTORY

                                         June 30,      March 31,
                                           1999           1999
                                       -----------    -----------
              Finished goods           $ 1,412,771    $ 1,035,682
              WIP                          849,872      1,076,880
              Raw goods                  1,140,466      1,003,201
              Prepaid inventory             30,000         -
                                       -----------    -----------
                                       $ 3,433,109    $ 3,115,763
                                       ===========    ===========


            CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (dba C3-D Digital)
              Notes to Consolidated Financial Statements
                   June 30, 1999 and March 31, 1999


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

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment as of June 30, 1999 and March 31, 1999 are detailed in the following summary:

                                                                                    Net Book Value
                                                                             ---------------------------
                                                            Accumulated        June 30,       March 31,
                                               Cost         Depreciation        1999             1998
                                            -----------     ------------     -----------     -----------
         Office furniture and fixtures      $    62,427     $     39,840     $    22,487     $    24,320
         Machinery and equipment              1,158,915          219,506         939,409         569,488
         Capital leases                          29,895            3,887          26,008          26,905
         Leasehold improvements                   4,581            2,808           1,773           2,004
                                            -----------     ------------     -----------     -----------
              Total                         $ 1,255,818     $    266,141     $   989,677     $   622,717
                                            ===========     ============     ===========     ===========


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

               CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital)
                 Notes to Consolidated Financial Statements
                      June 30, 1999 and March 31, 1999


NOTE 5 - RELATED PARTIES

         Notes payable to related parties as of June 30, 1999 and March 31, 1999 are detailed in the following summary:

                                                                  June 30,           March 31,
                                                                    1999                1998
                                                                ------------        -----------
         Note payable to CEO; due on demand, with an
          interest rate of 10.4%; unsecured; accrued
          interest of $79,943 is due on demand.                 $   140,000         $   140,000
                                                                -----------         -----------

              Total related party notes payable                     140,000             140,000

              Less: current portion                                (140,000)           (140,000)
                                                                -----------         -----------

              Long-term portion                                 $     -             $     -
                                                                ===========         ===========


         Maturities of the related party notes payable are as follows:

              Period ending June 30, 2000        $  140,000
                                     2001            -
                                                 ----------

                                     Total       $  140,000
                                                 ==========

NOTE 6 - LONG-TERM DEBT

         Notes payable as of June 30, 1999 and March 31,1999 are detailed in the following summary:

                                                                  June 30,            March 31,
                                                                    1999                1998
                                                                ------------        ------------
         Note payable to a company; due in monthly
          installments of $3,244 which includes
          interest at 8%; due July, 1999, unsecured.            $    50,990         $    53,907

         Convertible debentures to a company; due
          December 22, 2001, with interest at 8%.                   750,000             750,000

         Convertible debentures to a company; due
          February 22, 2002, with interest at 8%.                 2,000,000           2,000,000

         Convertible debenture to a company, due
          April, 2002, with interest at 8%                          500,000              -
                                                                -----------         -----------
         Balance Forward                                        $ 3,300,990         $ 2,803,907
                                                                -----------         -----------


               CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital)
                 Notes to Consolidated Financial Statements
                      June 30, 1999 and March 31, 1999


NOTE 6 - LONG-TERM DEBT (Continued)

         Balance Forward                                        $ 3,300,990         $ 2,803,907

         Note payable to a company; due June 8, 2000,
          interest at 10% due monthly, secured by
          equipment and inventory.                                  440,000             440,000

         Note payable to a company; unsecured, due in
          monthly installments of $19,654, which includes
          interest at 6%; due October 1999.                         116,874             173,703
                                                                -----------         -----------
              Total long-term debt                                3,857,864           3,417,610

              Less: current portion                                (167,864)           (227,610)
                                                                -----------         -----------
              Long-term portion                                 $ 3,690,000         $ 3,190,000
                                                                ===========         ===========


         Maturities of long-term debt are summarized below:

              Period ending June 30, 2000        $   167,864
                                     2001            440,000
                                     2002          2,750,000
                                     2003            500,000
                                     2004             -
                                                 -----------
                                     Total       $ 3,857,864
                                                 ===========

NOTE 7 - LEASES

         All noncancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards Board Statement No. 13, "Accounting for Leases".

         The following analysis represents property under capital lease at June 30, 1999 and March 31, 1999:

                                                              June 30,     March 31,
                                                               1999          1999
                                                            ---------     ---------
              Equipment                                     $  29,895     $  29,895
              Less: accumulated depreciation                   (3,887)       (2,990)
                                                            ---------     ---------
              Net property under capital lease              $  26,008     $  26,905
                                                            =========     =========


               CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital)
                 Notes to Consolidated Financial Statements
                      June 30, 1999 and March 31, 1999


NOTE 7 - LEASES (Continued)

         At June 30, 1999, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                                 Capital            Operating
                                                                 Leases               Leases
                                                                ---------           ----------
         Period ended June 30,
             2000                                               $     -             $  147,099
             2001                                                     -                113,987
             2002                                                     -                 76,687
             2003                                                     -                    -
             later years                                              -                    -
                                                                ---------           ----------
         Total minimum lease payments                                 -             $  337,773
                                                                                    ==========
             Less: interest                                           -
                                                                ---------
             Present value of net minimum lease payment               -
             Less: current portion                                    -
                                                                ---------
             Capital lease obligations payable long-term        $     -
                                                                ========


         Rental expense for the three months ended June 30, 1999 and the year ended March 31, 1999, amounted to $77,809 and $135,580, respectively.

NOTE 8 - CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

         CASH FLOW INFORMATION

                                        June 30,        March 31,
                                         1999             1999
                                       ---------      -----------
         Interest paid                 $  35,486      $  34,535
         Income taxes paid             $    -         $     500

         NON-CASH INVESTING AND FINANCING ACTIVITIES

         For the three months ended June 30, 1999 and the year ending March 31, 1999, the Company incurred the following non-cash investing and financing activities.

                                                                 June 30,        March 31,
                                                                   1999             1999
                                                                ---------      -----------
         Capital lease obligations incurred                     $    -         $    29,895
         Issuance of stock and options for services rendered    $ 180,000      $   448,547
         Issuance of stock for assets                           $    -         $ 1,533,000
         Increase in debt for assets                            $    -         $   440,000


               CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital)
                 Notes to Consolidated Financial Statements
                      June 30, 1999 and March 31, 1999


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

               CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital)
                 Notes to Consolidated Financial Statements
                      June 30, 1999 and March 31, 1999


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

          In the foreclosure, the Company acquired equipment, furniture and fixtures and the licensed rights to several Windows and Windows NT. These products consist of VideoShop, Media Paint and Vision 3d along with other extensions related to or for use with these products. The rights are being amortized over a fifteen year period.

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

         The Company has been operating its own cable channel since January 1, 1999. The channel is currently accessible by owners of C-8and satellite dishes which are the large 8 to 12 foot backyard dishes. The satellite space which is used to broadcast the channel is on the GE Spacenet 3 satellite at Transponder 9. The programming on the channel continues to increase and consists of movies which have been licensed for use by the Company as well as video content which was specifically contracted for production by the Company. Content acquisition and development is coordinated through the Company's Los Angeles office.

         The channel signal is currently broadcast without any encryption, meaning that any CBand satellite dish owner can tune in and receive the Company's channel. However, the picture they see has two different images and appears shadowed and out of focus when viewed without the proprietary 3D equipment available from the Company. This equipment consists of a pair of high speed shutter glasses and either the Company's original Realeyes product or the new Channel Player. The difference between the two products is that the original Realeyes product will not only allow the viewer to see the 3D cable channel clearly, but will also convert existing 2D content from whatever video source, be it other television channels, videos or video games, to a 3D image. The Channel Player can be used to view the Company's channel but cannot convert normal 2D images to 3D like the more expensive Realeyes unit.

         The Company is actively marketing its channel to cable operators across the United States and recently returned from the National Cable Television Association (NCTA) show in Chicago. At the show, the Company was able to introduce the channel to numerous cable operators, hardware manufactures and others involved in the cable industry. VisionComm, a cable operator in Dallas, Texas, has successfully pulled the channel into its system and will be marketing it to their subscribers beginning July l5th. The Company is optimistic that many other cable operators will follow suit and begin offering the channel to their subscribers in the near future. The channel will begin as a premium channel with the cable operator and the Company sharing in the revenue which will be generated.

         Another key business segment of the Company is its hotel pay-per-view business. The Company became involved in this business area through acquisitions from Alpha Broadcasting Corporation and Hotel Movie Express. In the acquisitions the Company purchased a combination of inventory to outfit hotels for a pay-per-view service, equipment that had already been installed in hotels, and contracts to provide the pay-per-view service where the" equipment was in place. The Company is interested in the hotel market as another revenue source from its 3D technology. Currently the hotel properties, consisting of more than 5,800 rooms, continue to operate as a traditional pay-per-view system' but steps have been taken which will make it possible for hotel guests to enjoy a 3D experience right in their own room. The properties are located in Arizona, California, Idaho, New Mexico, Texas, Utah and Washington.

         The Company completed on June 16, 1999 the process of acquiring the assets and technology previously owned by Strata, Inc. The Company has hired former Strata, Inc. employees to support and sell the Strata products for the Company. Strata, Inc. was one of the early pioneers in 3D software. The Strata tool line has been used for such well-known projects as the game "MYST"-C-; television shows like the "'98 MTV Movie Awards"-C-, "Hercules"-C- and "Xena"-C-; the NBC dancing peacocks; the Warner Bro.'s and Blockbuster web sites; the films "Contact"-C-, "5TH Element"-C-, "Batman Forever"-C-, and many others. These tools will provide the Company with some of the most advanced 3D technology available and should enhance the Company's position in 3D media and technology.

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

Gross Profit

         The Company experienced a gross profit for the quarter ended June 30, 1999 of $434,060 compared to gross profit of $61,614 for the quarter ended June 30, 1998. The significant increase in gross profit is due first of all to the large growth in revenue, and secondly to favorable gross margins in both the hotel pay-per-view business and the computer software business. Gross margins in the coming months may not be quite so high (as a percentage), if equipment sales increase, which do not carry as great a profit margin.

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

Liquidity and Capital

         The Company's working capital needs have been satisfied primarily through the Company's private offering and through increase in debt (proceeds from debt associated with March 31, 1999 that was used for operations in the first quarter was approximately $1,700,000.) The Company's working capital at June 30, 1999 was $2,800,190 as compared to working capital of $3,807,707 at June 30, 1998, a decrease of $1,007,517. The reduction of working capital is primarily related to the implementation of its new marketing plan.

         For the quarter ending June 30, 1999, cash used by operating activities was $2,201,075. Increases in accounts receivable, inventory and prepaids constitute the difference between this amount and the net loss of $1,975,126. Proceeds from financing activities, mainly private placement of common stock and debt, provided cash of $892,632.

         Comparison of Quarter Ended June 30, 1999 to March 31, 1999 Assets

                                            June 30,1999     March 31, 1999     Difference
Current Assets
         Cash                               $    311,602     $  1,732,199       $  (1,420,597)
         Accounts Receivable                $    323,567     $    197,922       $     125,645
         Prepaid Expenses                   $    318,979     $    198,349       $     120,630
         Inventory                          $  3,433,109     $  3,115,763       $     317,346
           Total Current Assets             $  4,387,257     $  5,244,233       $    (856,976)

The most significant decrease in current assets was due to the 1.4 million dollar change in the cash position of the company. The increase in accounts receivable was the result of sales made by the Strata division during the period. The material prepaid expense increase was attributable to payments made product shows to be held later in the year. Inventory increase was as the result of the purchase of the Strata assets.

                                            June 30,1999     March 31, 1999     Difference
Property and Equipment                      $    989,677     $      622,717     $  366,960


Property and Equipment purchased from Strata amounted to $290,000 of the $366,960 difference between the two periods.

                                            June 30,1999     March 31, 1999     Difference
Other Assets
         Note receivable                    $     65,000     $     65,000       $          0
         Product rights                     $  3,570,261     $  2,534,532       $  1,035,729
         Secured Interest                   $          0     $  1,198,530       $ (1,198,530)
         Refundable deposits                $     15,704     $     15,704       $          0
         Investments                        $      3,000     $      3,000       $          0
           Total Other Assets               $  3,653,965     $  3,816,766       $   (162,801)


The acquisition of the Strata technology rights amounted to $834,222 of the $1,035,729 increase in the product rights accounts. The decrease in secured interests was the result of a reallocation of the asset purchase of Strata liabilities.

The $150,541 increase in the current liabilities is due primarily to the increase of accounts payable. The accounts payable increase is due to the Strata purchase and the additional increase in business activities related to such acquisition.

The $500,000 increase in long-term debt is solely attributable to the financing resulting from the issuance of additional convertible debentures by the company.

                                            June 30,1999     March 31, 1999     Difference
Capital
         Common stock                       $       2,282    $        2,236     $          46
         Capital in excess of par           $  25,108,017    $   24,461,440     $     646,577
         Accumulated deficit                $ (21,356,487)   $  (19,406,486)    $  (1,950,001)
           Total Capital                    $   3,753,812    $    5,057,190     $  (1,303,378)


The decrease in total capital is the result of the current loss of over 1.9 million dollars. The increase in capital in excess of par is the result of $465,980 of subscribed but unissued shares.

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

Forward Looking Statements

          This filing includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 199S (the "PSLRA"). The PSLRA provides a "safe harbor" for such statements to encourage companies to provide prospective information about themselves so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. All statements other than statements of historical fact made in this report or incorporated by reference are forward-looking. In particular, the statements herein regarding the availability of adequate funding and progress in the development of its various business segments are forward-looking statements. Forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that the Company's actual results may differ significantly from management's expectations and, therefore, from the results discussed in such forward-looking statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHEQUEMATE INTERNATIONAL, INC.


 /s/ J. MICHAEL HEIL                   DATE: JANUARY 13, 2000
-----------------------------               -----------------
J. MICHAEL HEIL
CHIEF EXECUTIVE AND FINANCIAL OFFICER