Form 10QSB
period 1999-12-31
CHEQUEMATE INTERNATIONAL INC
filed 2000-02-14
CIK 850218

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                  For Quarterly Period Ended: December 31, 1999


                         Commission File Number: 1-15043


                         CHEQUEMATE INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Utah                                    76-0279816
    ---------------------------------------------------------------------
       (State or other jurisdiction               (I.R.S. Employer
       of incorporation or organization)           Identification No.)

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

       State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: February 6, 2000: 6,135,491 (reflecting the 2/2/00 reverse split of stock)

Transitional Small Business Format: YES           NO  X
                                        ---          ---

                              TABLE OF CONTENTS


                          PART I-FINANCIAL STATEMENTS

ITEM 1.  Financial Statements                                                      PAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS................................................3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS......................................5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS.......................................6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.................................8

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

GENERAL INFORMATION.................................................................14

RESULTS OF OPERATIONS...............................................................18

LIQUIDITY AND CAPITAL RESOURCES.....................................................22


                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................24

Item 5.  Other Information...........................................................25

Item 6.  Exhibits and Reports on Form 8-K............................................25

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                            December 31,           March 31,
                                                                                1999                 1999
                                                                         -----------------     -----------------
                                                                            (Unaudited)
CURRENT ASSETS

  Cash                                                                   $         327,418     $       1,732,199
  Accounts receivable - net of allowances
   of $100,000 and $53,820                                                         915,269               197,922
  Prepaid expenses                                                                 265,434               198,349
  Inventory (Note 3)                                                             2,116,531             3,115,763
                                                                         -----------------     -----------------

     Total Current Assets                                                        3,624,652             5,244,233
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT (Note 4)                                                  1,000,719               622,717
                                                                         -----------------     -----------------

OTHER ASSETS

  Advances                                                                           5,354                -
  Note receivable                                                                   73,588                65,000
  Product rights (Note 2)                                                        3,727,128             2,534,532
  Secured interest                                                                  -                  1,198,530
  Refundable deposits                                                               -                     15,704
  Investments                                                                      153,000                 3,000
                                                                         -----------------     -----------------

     Total Other Assets                                                          3,959,070             3,816,766
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $       8,584,441     $       9,683,716
                                                                         =================     =================

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           December 31,           March 31,
                                                                               1999                  1999
                                                                         ------------------    -----------------
                                                                           (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                      $         985,340     $         896,408
   Accrued expenses                                                                268,057                38,672
   Income tax payable                                                                  -                     500
   Accrued interest - related party                                                    -                  79,943
   Accrued interest payable                                                        233,735                39,791
   Current portion related party                                                       -                 140,000
   Current portion long-term debt (Note 5)                                       1,967,835               227,610
   Current portion capital lease                                                       -                  13,602
                                                                         ------------------    -----------------

     Total Current Liabilities                                                   3,454,967             1,436,526
                                                                         -----------------     -----------------

LONG-TERM LIABILITIES

   Long-term debt (Note 5)                                                       3,250,000             3,190,000
                                                                         -----------------     -----------------

     Total Long-Term Liabilities                                                 3,250,000             3,190,000
                                                                         -----------------     -----------------

     Total Liabilities                                                           6,704,967             4,626,526
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY

   Common stock, $.0001 par value 500,000,000 shares
    authorized, 24,541,964 and 22,358,646 shares
    outstanding, respectively                                                        2,456                 2,236
   Capital in excess of par                                                     28,274,191            24,461,440
   Accumulated deficit                                                         (26,397,173)          (19,406,486)
                                                                         -----------------     -----------------

     Total Stockholders' Equity                                                  1,879,474             5,057,190
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $       8,584,441     $       9,683,716
                                                                         =================     =================

                          CHEQUEMATE INTERNATIONAL, INC.
                                (dba C3-D Digital)
                       Consolidated Statements of Operations
                                    (Unaudited)

                                                                    For the                                For the
                                                               Three Months Ended                     Nine Months Ended
                                                                  December 31,                           December 31,
                                                    --------------------------------------   ------------------------------------
                                                           1999                1998                1999                 1998
                                                    -------------------  -----------------   -----------------  -----------------
REVENUES                                            $         1,035,292  $         275,937   $       2,644,478  $         443,313

COST OF SALES                                                 2,071,819            144,330           2,653,873            250,575
                                                    -------------------  -----------------   -----------------  -----------------

GROSS PROFIT (LOSS)                                          (1,036,527)           131,607              (9,395)           192,738
                                                    -------------------  -----------------   -----------------  -----------------

EXPENSES

   Selling expenses                                           1,235,549             84,448           2,576,079            299,957
   Research and development cost                                339,158                -               339,158                -
   General and administrative                                   393,233            606,811           3,794,521          1,599,581
                                                    -------------------  -----------------   -----------------  -----------------

     Total Expenses                                           1,967,940            691,259           6,709,758          1,899,538
                                                    -------------------  -----------------   -----------------  -----------------

OTHER INCOME (EXPENSE)

   Loss on sale of assets                                           -                  -                   -             (165,167)
   Interest income                                                3,149                782              11,735                782
   Interest expense                                            (177,778)            (9,258)           (283,269)            (9,383)
                                                    -------------------  -----------------   -----------------  -----------------

     Net Other Expense                                         (174,629)            (8,476)           (271,534)          (174,550)
                                                    -------------------  -----------------   -----------------  -----------------

NET (LOSS) BEFORE INCOME TAXES                               (3,179,096)          (568,128)         (6,990,687)        (1,881,350)

INCOME TAX PROVISION                                                -                  -                   -                  -
                                                    -------------------  -----------------   -----------------  -----------------

NET (LOSS)                                          $        (3,179,096) $        (568,128)  $      (6,990,687) $      (1,881,350)
                                                    ===================  =================   =================  =================

BASIC (LOSS) PER SHARE                              $             (0.14) $           (0.03)  $           (0.30) $           (0.12)
                                                    ===================  =================   =================  =================

AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                 23,276,928         16,333,630          23,167,071         16,333,630
                                                    ===================  =================   ================== =================

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    For the                                For the
                                                               Three Months Ended                     Nine Months Ended
                                                                  December 31,                           December 31,
                                                    --------------------------------------   ------------------------------------
                                                           1999                1998                1999                 1998
                                                    -------------------  -----------------   -----------------  -----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net (loss)                                        $        (3,179,096) $        (568,128)  $      (6,990,687) $      (1,887,826)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation and amortization                                 128,135             54,732             390,469            209,296
  Bad debts                                                      50,146               -                 50,146                -
  (Increase) decrease in accounts
    receivable and other assets                                (596,003)          (159,132)           (776,081)          (258,774)
  (Increase) decrease in inventory                            1,152,362            608,928             999,232            372,252
  (Increase) decrease in prepaid expense                            840            (41,753)            (72,439)           (41,302)
  (Increase) decrease in deposits                                15,704           (282,651)             15,704           (282,651)
  Increase (decrease) in accounts payable                      (336,103)          (405,902)             88,932           (260,930)
  Increase (decrease) short-term debt                               -              (57,724)                -                  -
  Increase (decrease) in accrued expenses                       118,554                879             228,886             43,100
  Increase (decrease) in customer deposits                          -              (54,724)                -              (54,724)
  Increase (decrease) in accrued interest                       153,792                -               114,001                -
                                                    -------------------   -----------------   -----------------  -----------------

     Net Cash (Used) by Operating
      Activities                                             (2,491,669)        (2,007,883)         (5,951,837)        (2,906,063)
                                                    -------------------  -----------------   -----------------  -----------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Investment in Hotel Express                                  (150,000)               -              (150,000)              -
  Purchase of movie rights                                     (624,100)               -              (624,100)              -
  Equipment purchase                                                -             (315,898)           (138,437)          (315,898)
                                                    -------------------  -----------------   -----------------  -----------------

     Net Cash (Used) by Investing
     Activities                                                (774,100)          (315,898)           (912,537)          (315,898)
                                                    -------------------  -----------------   -----------------  -----------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from common stock                                  2,175,253          1,818,104           3,674,657          2,578,926
  Proceeds from debt                                          1,359,970          1,190,000           1,859,970          1,190,000
  Payments of capital leases                                        -               (5,604)            (15,289)            (7,054)
  Payments of long-term debt                                        -              (19,778)            (59,745)           (20,850)
                                                    -------------------  -----------------   -----------------  -----------------

     Net Cash Provided by Financing
      Activities                                    $         3,535,223  $       2,982,722   $       5,459,593  $       3,741,022
                                                    -------------------  -----------------   -----------------  -----------------

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                    For the                                For the
                                                              Three Months Ended                     Nine Months Ended
                                                                  December 31,                           December 31,
                                                    --------------------------------------   ------------------------------------
                                                           1999               1998               1999                 1998
                                                    -------------------  -----------------   -----------------  -----------------
NET INCREASE (DECREASE) IN CASH                     $           269,454  $         658,941   $      (1,404,781) $        (519,061)

CASH AT BEGINNING PERIOD                                         57,964             80,960           1,732,199            220,840
                                                    -------------------  -----------------   -----------------  -----------------

CASH AT END OF PERIOD                               $           327,418  $         739,901   $         327,418  $         739,901
                                                    ===================  =================   =================  =================

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                      December 31, 1999 and March 31, 1999


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 audited consolidated financial statements. The results of operations for the periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

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

         PRODUCT RIGHTS

                                                                               Net Book Value
                                                                ---------------------------------------------
                                                                                  December         March
                                    Term            Cost         Amortization       1999            1999
                                 -------------  -------------   -------------  --------------  --------------
         Product rights             4-15 years  $   3,825,810   $     850,131  $    2,975,679  $    2,423,399
         Contract/movie rights         2 years        818,491          67,042         751,449         111,133
                                                -------------   -------------  --------------  --------------

                                                $   4,644,301   $     917,173  $    3,727,128  $    2,534,532
                                                =============   =============  ==============  ==============

         Product and movie costs have been capitalized and amortized over their life using a straight line method. The total amortization of product and movie right costs for the nine month period ending December 31, 1999 and for the year ended March 31, 1999 amounted to $336,834 and $314,873, respectively.

                          CHEQUEMATE INTERNATIONAL, INC.
                                (dba C3-D Digital)
                    Notes to Consolidated Financial Statements
                       December 31, 1999 and March 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

                                                                 Years
                                                             --------------
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

         INCOME TAXES

         The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $26,400,000 available to offset future federal and state income tax through 2014. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such has been offset by a valuation allowance for the same amount.

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                      December 31, 1999 and March 31, 1999


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

NOTE 3 - INVENTORY

                                              December 31,         March 31,
                                                  1999                1998
                                          -------------------  -----------------
                Finished goods            $            66,077  $       1,035,682
                WIP                                 1,200,583          1,076,880
                Raw goods                             849,871          1,003,201
                                          -------------------  -----------------

                                          $         2,116,531  $       3,115,763
                                          ===================  =================

         The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment as of December 31, 1999 and March 31, 1999 are detailed in the following summary:

                                                                                     Net Book Value
                                                                            ----------------------------------
                                                             Accumulated        December 31,     March 31,
                                                Cost         Depreciation          1999             1999
                                           --------------- ---------------- ----------------- ----------------
         Office furniture and fixtures     $       159,249 $         38,883 $         120,366 $         24,320
         Machinery and equipment                   945,478          230,117           715,361          569,488
         Capital leases                            183,093           18,101           164,992           26,905
         Leasehold improvements                        -                -                 -              2,004
                                           --------------- ---------------- ----------------- ----------------

              Total                        $     1,287,820 $        287,101 $       1,000,719 $        622,717
                                           =============== ================ ================= ================

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                      December 31, 1999 and March 31, 1999


NOTE 4 - PROPERTY AND EQUIPMENT (Continued)

         Depreciation expense is computed principally on the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for nine months ended December 31, 1999 and the year ended March 31, 1999 amounted to $73,374 and $79,599.

NOTE 5 - LONG-TERM DEBT

         Notes payable as of December 31, 1999 and March 31, 1999 are detailed in the following summary:

                                                                     December 31,        March 31,
                                                                         1999               1999
                                                                   ----------------  ------------------
         Note payable to a company; due in monthly
          installments of $3,244 which includes
          interest at 8%; due on demand, unsecured.                 $      50,990     $        53,907

         Convertible debentures to a company; due
          December 22, 2001, which includes interest
          at 8%.                                                          750,000             750,000

         Convertible debentures to a company; due
          February 22, 2002, which includes interest at
          8%.                                                           2,000,000           2,000,000

         Convertible debenture to a company, due
          April 2002, with interest at 8%.                                500,000                 -

         Note payable to a company; due June 8, 2000,
          interest at 10% due monthly, secured by
          equipment and inventory.                                            -               440,000

         Convertible debenture to a company, unsecured,
          due on demand.                                                1,799,970                 -

         Note payable to a company; unsecured, due in
          monthly installments of $19,654, which includes
          interest at 6%; due October 1999.                               116,875             173,703
                                                                   ----------------  ------------------

              Total long-term debt                                      5,217,835           3,417,610

              Less: current portion                                    (1,967,835)           (227,610)
                                                                   ----------------  ------------------

              Long-term portion                                     $   3,250,000     $     3,190,000
                                                                   ================  ==================

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                      December 31, 1999 and March 31, 1999


NOTE 5 - LONG-TERM DEBT (Continued)

         Maturities of long-term debt are summarized below:

              Period ending December 31,    2000     $   1,967,835
                                            2001               -
                                            2002         3,250,000
                                            2003               -
                                            2004               -
                                                     ----------------

                                            Total    $   5,217,835
                                                     ================

NOTE 6 - CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES

         CASH FLOW INFORMATION

                                                     December 31,      March 31,
                                                         1999            1999
                                                     ------------    ------------
         Interest paid                               $     99,277    $     34,535
         Income taxes paid                           $        500    $        500

         NON-CASH INVESTING AND FINANCING ACTIVITIES

         For the nine months ended December 31, 1999 and the year ended March 31, 1999 the Company incurred the following non-cash investing and financing activities:

                                                     December 31,      March 31,
                                                        1999             1999
                                                     ------------    ------------
         Capital lease obligations incurred          $      -        $     29,895
         Issuance of stock and options for
          services rendered                          $ 1,006,349     $    448,547
         Issuance of stock for assets                $   150,000     $  1,533,000
         Increase in debt for assets                 $      -        $    440,000

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

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                      December 31, 1999 and March 31, 1999


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

For more detailed information regarding the financial position of the Company, please refer to the Unaudited Financial Statements for the third quarter (three months) of the year 2000 ended December 31, 1999 and the nine months of the year 2000 ended December 31, 1999.

C-3D DIGITAL, INC.

During the December, 1999 Western Cable Show in Los Angeles, C-3D demonstrated several major advancements developed in its C-3D television and 3D.COM divisions. C-3D's television production teams have accomplished some amazing feats in the stereoscopic arena.

Among the advancements displayed by C-3D was the debut of a new stereoscopic 3D show, Apartment 51. This 3D comedy/science-fiction series utilizes newly developed proprietary inter-media composing techniques resulting in breakthrough 3D stereoscopic imaging. The show is filmed using new second-generation 3D stereoscopic cameras created by C-3D's award-winning camera designer Ken Robings.

C-3D Digital has also retained the consulting services of world-renowned 3D Stereoscopic consultant, John Rupkalvis. Rupkalvis is known for his work, as a 3D stereoscopic consultant, on numerous projects including Terminator II 3D and Universal Pictures' Metalstorm 3D. Rupkalvis' experience covers the acquisition and display of stereoscopic images in virtually every process, as applied to still and motion picture photography, and television and computer graphics imaging. Recently, Rupkalvis authored the Official Imax 3D Manual for producers of stereoscopic motion pictures in the large Imax format for the Imax Corporation.

C-3D has signed an agreement with Academy Entertainment, Inc. to acquire over 1000 film titles and television programs. These 2D films will be converted and enhanced to 3D using C-3D's patented 3D stereoscopic conversion technology. These films will air on the C-3D Television Network and be marketed through local video retailers in the 3D format as video and DVD products.

In addition to the cult horror classics, the Academy Entertainment Inc. film library consists of an array of other exciting movies, and a significant number of action television programs, such as the popular western series "Bonanza" and children's cartoon favorites, including "Popeye" and "Casper".

C-3D will own the exclusive rights to license these 3D titles to both domestic and international distribution venues. The 3D videos will be marketed to the large worldwide base of VCR-owners. This represents a substantial potential video sell-through revenue stream. The 3D video products will be available for purchase through C-3D's online store at 3D.Com and through major retail distribution channels.

The digital satellite GE-3 cable system, representing over 70 million homes, is the method used to broadcast C-3D's signal to its viewers. This new satellite enables C-3D to offer a clear, clean digital signal that provides the ultimate 3D home theater viewing experience. The GE-3 satellite significantly expands C-3D's broadcast footprint to include Latin America, Alaska, and Hawaii, and greatly enhances C-3D's ability to deliver the C-3D Television Network to our Asian broadcast partners. Broadcasting on GE-3 marks an important step in C-3D's goal to make the C-3DTelevision Network available worldwide.

On February 4, 2000, i-O Display System, LLC agreed to make an initial contribution of C-3D proprietary products worth $500,000 as a contract manufacturer in exchange for common stock of C-3D. This equity investment in C- 3D by its manufacturing partner strengthens the relationship between the two companies, and demonstrates the confidence of i-O Display Systems in C-3D's potential.

i-O Display System manufactures personal display devices and stereoscopic 3D products used in a broad array of applications from entertainment to medical and commercial uses. The company was formed in 1997 as a new venture between Ilixco, Inc., a display technology company and Liberty Media Group, an AT&T company that holds interests in a broad range of video programming, communications, technology and internet businesses in the Unites States, Europe, South America and Asia.

C-3D has also entered into an agreement with Telepro Communications, Inc of Bellevue, Washington to provide the C-3D Television Network to its subscriber base. Telepro, a national DIRECTV key account, owns and operates cable systems in California, Washington, Georgia, Indiana, Michigan and Ohio. Telepro has committed to an initial rollout in California in March 2000. Telepro plans to bring additional locations on-line in the following months.

3D.COM

In the first quarter of fiscal year 2001, 3D.COM will be launching C-3DTV.com, a "sub-portal" of 3D.COM, and will be displaying a sneak preview of the overall Virtual Reality Portal. The preview will include a demonstration of streaming 3D stereoscopic video over the Web, real-time online games in stereoscopic 3D and live 3D e-commerce solutions.

3D.COM expects significant revenues in its centric graphical software stemming from its computer software bundling deals. C-3D is already reaping the rewards of marketing agreements with several makers of popular video editing equipment, including Interex, Eskape Labs, Belkin Components and Apple Computer Inc. Inexpensive, easy-to-operate DV capture devices are now available. This has stimulated an interest in video editing and creation. Getting video content created in both 2D and 3D is crucial to C-3D's overall plan. Good content is an absolute necessity for a successful channel. These tools will enable talented people to contribute to this media content. In addition to the obvious synergy with the C-3D Television Network, 3D.COM expects revenues will increase due to the existing software bundling agreements.

The bundling agreement with Interex is drawing attention to both companies' products. The Interex InterView USB video capture device comes with a full copy of Strata VideoShop and works with any USB-equipped Macintosh computer, without a special video card installed. The InterView package sells for $99.00 and is receiving positive reviews.

These key bundling agreements allow our customers to dive into the DV world. Strata software features naturally draw them into 3D. Using VideoShop along with Strata StudioPro, for example, home users are able to create their own video footage in true, stereoscopic 3D.

The 3D.COM group has taken major steps toward the premiere of full blown 3D on the Web. 3D.COM and Cycore, Inc., a leader in real-time 3D technologies, create a revolutionary e-commerce solution for the Web. Cycore's agreement with 3D.COM combines the Strata 3D technology, which has an installed base of over 100,000, with Cult3D. This combination creates a revolutionary 3D e-commerce development solution. The agreement also designates 3D.COM as a primary portal for access to the Cult3D plug-in.

The Cycore technology Cult3D is already in use at the websites of Nokia, CNN, Lego, Mercedes and many others and allows the viewer to experience 3D objects interactively. The customers are able to rotate, move and zoom-in on products in real-time. In addition, customers can actually push buttons, turn dials, and literally interact with products, as if they were holding them in their hands. The importance of the Cycore agreement is two-fold. First, the software technology combination will create licensing revenues for both companies. Second, Web traffic will be generated by the plug-in downloads. Customers at sites, such as Nokia.com, will need to come to the download center and register before getting the plug-in.

C-3D has launched the World Virtual Reality League (WVRL), an online game network and TV series developed by two of C-3D's business divisions, 3D.COM and C-3D Television. The initial trial of the system debuted on Wednesday, December 15th at the Western Cable Show in Los Angeles. Future plans for the system call for fully interactive, real-time 3D games to be played over the Internet in stereoscopic 3D. In conjunction with the Web-based gamers network, 3D.COM's sister division C-3D Television Network is previewing a weekly stereoscopic television show "WVRL Arena".

VA Linux Systems equipment has been selected as the backbone of the WVRL online network. The use of Linux for the game server systems creates a highly reliable, fault tolerant platform for controlling multiple players on the World Wide Web. Users can participate in the game or watch as an observer. When coupled with C-3D's stereovision glasses, users can play in full stereoscopic 3D.

The WVRL online game and television show will follow a professional wrestling style format with ongoing story lines and well-established characters. Game participants can play online against their favorite characters or versus individual players on the Web.

Circuit Technology, Inc. has acquired the licensing rights to C-3D's proprietary, leading-edge 2D to 3D conversion technology. C-3D is committed to expanding licensing alliances with several manufacturers such as Circuit Technology. C-3D expects to significantly broaden visibility to world-renowned consumer electronics manufacturers in this fashion.

The January 6, 2000 3D.COM and Fastware.net agreement combines Fastware.net's VCC with 3D.COM's Strata VideoShop. The agreement is similar to previous marketing deals 3D.COM has signed with Apple, Interex, Belkin Components, and Eskape Labs. The VideoShop and Fastware.net bundle enables Apple Macintosh users to digitize and edit any analog video into true DV format. With Strata VideoShop, the video can then be edited using professional quality non-linear techniques.

The Fastware.net VCC Video Converter is both powerful and easy to use. With its multiple input ports (composite, S-video and FireWire DV) the VCC auto detects what the user has plugged in, simplifying the DV conversion process. The VCC is also hot pluggable, which allows the user to switch inputs during the work process. With these features, the VCC is perfect for video teleconferencing, live video capture and converting tapes from analog to digital. Strata VideoShop 4.5 features support for FireWire, QuickTime and 3D special effects. VideoShop is a popular tool with professional and home users alike, and has amassed an installed base of over one million customers.

In early October 1999, C-3D announced that it has signed a distribution agreement with Gomark Limited, to sell the 3D.COM Strata product line of 3-D and digital video software tools in Europe.

Gomark is a leading European distributor of graphic software, which has established itself as a specialist marketing and distribution company with over 450 resellers in the United Kingdom and Europe. C-3D expects to see sales increase in this region as a result of its agreement with Gomark. The Strata technology owned by C-3D is a key component of Gomark's Internet strategy.

HOTEL MOVIE NETWORK

Hotel Movie Network , C-3D's private television network dedicated to offering new video experiences in the pay-per-view hotel market, has made arrangements with Twentieth Century Fox and Time-Warner's New Line Cinema to include these companies' first run movies on Hotel Movie Network. A separate agreement with these entities is entered into on each movie selected by Hotel Movie Network.

These arrangements will significantly increase the available offerings to hotel guests. Hits such as "Entrapment", "Lake Placid" and "A Mid Summers Night Dream" are among the movies to be added to the Hotel Movie Network line-up. Partnering with these two media giants, is another important step in C-3D's long term marketing strategy. The objective of Hotel Movie Network is to create the prototypical high-tech entertainment and information network for the hotel market.

Hotel Movie Network has also signed an agreement with Warner Brothers, a subsidiary of Time Warner, Inc., the leading media and entertainment company. According to the agreement, Hotel Movie Network will gain access to movies still in their theatrical release from Warner Brothers. The agreement with Warner Brothers significantly expands C-3D's existing movie line-up with high-quality, in-demand first run movies. The recently released hit movie "Three Kings" is an example of the type of movies to which C-3D has gained access.

The Capital Associates hotel television properties acquisition positions Hotel Movie Network for future growth in both the home and hotel rooms industry. The assets comprising the Hotel Movie Network were originally purchased by C-3D in December of 1998. Growth in the division has exceeded management's expectations in both revenues and rooms served. Hotel Movie Network's objective is to offer cutting-edge entertainment and information services through selected private network systems. With final details currently being worked out, Hotel Movie Network will become the world's first in-room network to offer 3D stereoscopic movies.

REVERSE STOCK SPLIT

C-3D Digital Inc., announced that its Board of Directors approved a 1-for-4 reverse stock split of the Company's common stock. The date on which the reverse stock split shares were reflected on the American Stock Exchange was February 2, 2000. C-3D's business has now matured to a point where C-3D has received considerable interest from institutional investors inquiring about the possibility of adding the Company's shares to their portfolios. Through this reverse split, the stock of C-3D will be priced in a range that allows the Company to begin to attract quality institutions. Because certain institutional investors have internal policies preventing the purchase of low-priced stocks and many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts, the split should generate additional liquidity for C-3D's loyal shareholders.

RESULTS OF OPERATIONS

Comparison of Quarter Ended December 31, 1999

                                                              For the
                                                         Three Months Ended
                                                          December 31, 1999

                                                         1999          1998
REVENUES                                           $   1,035,292    $   275,937
COST OF SALES                                          2,071,819        144,330
GROSS PROFIT                                          (1,036,527)       131,607

Revenues percentage increase over 1998                       275%

Revenues for the third quarter of 1999 once again show an improvement over 1998. For the three months ended December 31, 1999 revenues increased over 275% over the same period in 1998. Gross Margin was in a negative position for the three months ended December 31, 1999 due to management's reduction of inventory levels of product that has become obsolete due to improvements on technology of our suppliers parts over previously available parts. Any inventories that could be affected will be written off over this period and the fourth quarter. This write off will be less than one million dollars. The C-3D Television Network delivery cost that is just more than $900,000 year-to-date is considered a cost of sales expense. C-3D Television Network revenues have not yet become strong enough to cover this expense.

The increase in sales for the quarter is due primarily to the acquisition of the new centric graphical software and the resulting revenue stream generated by these product lines. This acquisition occurred in calendar year 1999, and prior quarters reflect no sales of these products.

                                                              For the
                                                         Three Months Ended
                                                          December 31, 1999

                                                         1999          1998
Selling Expenses                                   $ 1,235,549     $    84,448
Research and Development Cost                          339,158
General and Administrative                             393,233         606,811
Total Expenses                                       1,967,940         691,259

Total Expenses increase over 1998                          185%

C-3D is involved in research and development of new devices which use its existing technology and, that will aid in creating better 3D content as well as the ultimate display to its users of such content in a user friendly way. Research and development expenses must be expensed at the time they are incurred. C-3D is also involved in the creation of 3D media content. The development of this content/media is capitalized and amortized over the sales life of the content/media. With the maturing of the company, C-3D's management is looking at each cost center within the Company to insure long-term profitability.

Total operating expenses have increased over 185% in the three months ended December 31, 1999 over the same period in 1998. These increase are due largely to the increase of employees into the new 3D.COM enterprise and building a team of professionals to maintain a quality-programming plan for the C-3D Television Network.

                                                              For the
                                                         Three Months Ended
                                                          December 31, 1999

                                                         1999          1998
Net Loss                                           $  3,179,096     $   568,128

Net Loss increase over 1998                                 460%

Net Losses have increased over 460% in the three months ended December 31, 1999 over the same period in 1998. This increase is due to increased marketing activities, increased costs to produce the centric graphical products of 3D.COM and inventory write downs.

Comparison of Nine Months Ended December 31, 1999

                                                              For the
                                                          Nine Months Ended
                                                          December 31, 1999

                                                         1999          1998
REVENUES                                           $  2,644,478     $   443,313
COST OF SALES                                         2,653,873         250,575
GROSS PROFIT                                             (9,395)        192,738

Revenues percentage increase over 1998                      497%

Revenues for the first nine months of 1999 show an improvement of 497% over 1998. The company expects to continue to show sales gains over last year due to the purchase of the centric graphical revenue flow. In fiscal year 2001, C-3D expects to show gains not only on the centric graphical line of products on its C-3D Television Network, but also 3D sales though retail outlets and e-commerce on 3D.COM.

Management expects that gross Margins for 3D.COM for the next quarter will be low due to inventory write downs, but will become positive in the year 2001. When C-3D Digital begins to gain momentum in the channel subscription market, revenue is expected to increase quickly while corresponding expenses will remain relatively the same. C-3D Digital has the capability of taking of media titles that have generated billions of dollars and have brought comfort, satisfaction and excitement to viewers world wide, and reintroducing them to those same viewers and to new markets of viewers in the 3D format. For those companies who own the rights to these titles that are now dormant in their archives, a whole new royalty revenue is possible that has not been available in the past. As these new titles become 3D compatible, more subscribers will be attracted to the C-3D Television Network to view their old favorites in 3D. Management anticipates that the old emotions that these favorite movies kindled will once again stir souls when viewed in 3D. Such emotions will encourage the sale of videos and DVD's, once again increasing the revenue stream to C-3D Digital and those who have licensed these titles to C-3D Digital.

                                                              For the
                                                          Nine Months Ended
                                                          December 31, 1999

                                                         1999          1998
Selling Expenses                                   $   2,576,079    $   299,957
Research and Development                                 339,158
General and Administrative                             3,794,521      1,599,581
Total Expenses                                         6,709,758      1,899,538

Total Expenses increase over 1998                            253%

Total operating expenses have increased 253% in the nine months ended December 31, 1999 over the same period in 1998. These increases are due largely to the increase in cost of employees for the new 3D.COM enterprise and building a team of professionals to maintain a quality-programming plan for the C-3D Television Network.

                                                              For the
                                                          Nine Months Ended
                                                          December 31, 1999

                                                         1999          1998
Net Loss                                           $  6,990,687     $ 1,881,350

Net Loss increase over 1998                                 272%

Net losses have increased 272% in the nine months ended December 31,1999 over the same period in 1998. The accumulation of these losses over the past few years has given the Company over a 26 million dollar tax carry forward loss which may be utilized until the year 2014. C-3D Digital is in the position of not having to pay taxes on the first 26 million dollars of income that it generates, allowing the company to use the money that would normally be paid in taxes to finance its growth.

Current Assets
         Cash                               $    327,418          9.04%
         Accounts receivable net            $    915,269         25.25%
         Prepaid expenses                   $    265,434          7.32%
         Inventory                          $  2,116,531         58.39%
                                            ---------------------------
Total Current Assets                        $  3,624,652        100.00%

Accounts receivable is made up of 3D.COM's product sales, the Home Movie Network's billing to their hotel customers and channel revenue. Prepaid expenses are deposits to landlords, utilities and our satellite suppliers. Over $800,000 of the inventory is made up of products used by the Home Movie Network. C-3D's proprietary 3D converters make up another $1,000,000 with the remainder being product of 3D.COM.

Property and equipment of just over $1,000,000 is used on a daily bases by the employees to perform their duties. Property rights of $3,727,128 includes intellectual property acquired in the centric graphical software, rights to movies to be shown on the C-3D Television Network and sold as videos and DVD in 3D, and production of 3D content/media by the Company.

Current Liabilities
         Accounts payable                   $    985,340         28.51%
         Accrued expenses                   $    268,057          7.76%
         Accrued interest payable           $    233,735          6.77%
         Current portion of notes           $  1,967,835         56.96%
                                            ----------------------------
Total Current Liabilities                   $  3,454,967        100.00%

Accounts payable represent bills from our vendors. Accrued expenses are payroll related expenses. In excess of $1,750,000 of the notes payable of the company will be converted to capital stock in the fourth fiscal quarter along with over $200,000 of the accrued interest.

Long term liabilities of $2,750,000 have been converted to capital stock in the fourth quarter of the year 2000 ending March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

C-3D Digital continues to be dependent on investment capital to fund its operations. The company has made arrangements with some of its consultants to receive stock in place of cash for the services they render to the company. These consultants are very important to the overall success of C-3D Digital in the market place. The consultants have given us no assurance that they will continue to take stock in place of cash.

Non-U.S. investors have committed verbally to provide an additional $3,000,000 over the next four months of operations. C-3D Digital does not know if this commitment will continue, even though our investors have honored this commitment in the past. Management continues to work with the financial industry to arrange proper capitalization of C-3D Digital. In the past, management has been successful at making these arrangements. The company cannot rely entirely on the past performance of management to succeed in the future in securing necessary financing.

IMPACT OF YEAR 2000

C-3D Digital experienced no adverse problem with regard to the Y2K or year 2000 issue.

FORWARD-LOOKING STATEMENTS

This filing includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for such statements to encourage companies to provide prospective information about themselves so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. All statements other than statements of historical fact made in this filing or incorporated by reference are forward-looking and are beliefs, estimates, intentions and strategies about the future. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "projects", "predicts" or variations of such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. In particular, the statements herein regarding the availability of adequate funding and progress in the development of the Company's various business segments are forward-looking statements. Forward-looking statements represent management's current expectations and are inherently uncertain. The failure of any forward-looking event to occur can cause all forward-looking predictions to fail. Investors are warned that the Company's actual results may differ significantly from management's expectations and, therefore, from the results discussed in such forward-looking statements.

                                     PART II
ITEM 1.  LEGAL PROCEEDINGS

On July 29, 1999, a subsidiary of C-3D was served with a complaint filed in the Third Judicial District Court of the State of Utah under Civil No. 990907583. The litigation is brought by MultiDimensional Studios, L.L.C. ("MDS"), Jonathan Neville and Loran Swensen. The actions described in the complaint of the plaintiffs seek to recovery damages for the alleged breach of three separate contracts: (i) a June 23, 1997 Consulting Agreement between Neville and a subsidiary of C-3D; (ii) a June 1997 Consulting Agreement between Swensen and the subsidiary; and (iii) a Restated Video Purchase Agreement between MDS and the subsidiary. Total claims by the plaintiffs exceeded $3,000,000. On January 24, 2000 the parties entered into a settlement agreement dismissing all of the claims of the plaintiffs without admission of liability and obligating C-3D to pay the sum of $25,000.

C-3D has also entered into a settlement agreement with Central Meadow Park, L.L.P on litigation filed against a subsidiary of C-3D in the District Court in Dallas, Texas. This litigation related to commercial lease obligations of the subsidiary. The balance owing pursuant to the settlement agreement is less than $50,000.

ITEM 5.  OTHER INFORMATION

February 2, 2000 Reverse Split of Common Stock

By action of the Board of Directors on January 13, 2000, the reverse split of the common stock of C-3D Digital was approved. The reverse split is on a 4 to 1 basis, and became effective as of the close of business on February 1, 2000. In the week following the reverse split, the market has responded positively to the reverse split.

Employment of  In-House Counsel

D. Alan Hunter, General Counsel, joins C-3D Digital with 19 years of experience in corporate law, civil litigation, appeals, and other transactional work. Mr. Hunter's previous experience as in-house counsel for a direct-to-home satellite programmer and Internet services company enables him to bring valuable experience to C-3D Digital. His expertise will aid C-3D in contract negotiations, acquisitions and new business development.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.    Description                                                                     Page
-----------    -----------                                                                     ----

10.1           i-O Display Systems, LLC equipment purchase agreement
               dated February 4, 2000.............................................................29

10.2           Affiliation Agreement for cable retransmission with CableAmerica ..................38

10.3           Affiliation Agreement with Telepro Communications, Inc.
               dated December 31, 1999, for cable retransmission..................................53

10.4           Technology Licensing Agreement with Iehab Hawatmeh
               (Circuit Technology)...............................................................68

10.5           License Agreement with Academy Entertainment, Inc.
               dated November 3, 1999.............................................................72

10.6           Exclusive Distribution Agreement with 3D Television Co., Ltd.
               of Japan dated April 25, 1999......................................................75

10.7           Affiliation Agreement with 3D Television Co., Ltd
               of Japan dated April 25, 1999 for cable retransmission.............................87

10.8           Computer Software Bundle Agreement with Eskape Labs...............................102

10.9           Computer Software Bundle Agreement with Interex incorporated dated April 29, 1999..............................................................113

10.10          Computer Software Bundle Agreement with Belkins Components dated August 31, 1999.............................................................126

10.11          Computer Software Bundle Agreement with Aurora Design
               dated June 1, 1999................................................................138

10.12          Amendment to Subscription Agreements and Warrants for the Augustine Fund
               transaction (Incorporated by reference from Form S-3/A (Film No. 507009) filed by C-3D with the Commission on January 13, 2000).

10.13          Form of Stock Option Agreement for Blaine Harris dated January 31, 2000...........151

10.14          Tippetts Advisory Agreement dated November 12, 1999...............................156

10.15          Warner Bros. Agreement dated January 20, 2000.....................................165

10.16          Trimark Pictures, Inc. License Agreement dated February 8, 2000...................170



10.17          Software Too Corporation Agreement dated June 17, 1999............................175

10.18          Be, Incorporated On-Line Order and Distribution Agreement.........................190

10.19          Be, Incorporation Development and Distribution Agreement..........................202

10.20          i-O Display Systems Agreement dated September 17, 1999............................214

27             Financial Data Schedule (for SEC use only)........................................


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEQUEMATE INTERNATIONAL, INC.



    /s/ J. MICHAEL HEIL                              DATE: 2/11/2000
--------------------------------------
J. MICHAEL HEIL
CHIEF EXECUTIVE OFFICER



     /s/ GUY DEHART                                  DATE: 2/11/2000
--------------------------------------
GUY DEHART
CHIEF FINANCIAL OFFICER