Form 10QSB/A
period 1999-06-30
CHEQUEMATE INTERNATIONAL INC
filed 2000-03-02
CIK 850218

                                  FORM 10-QSB/A2
                                (Amendment No. 2)

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                    For Quarterly Period Ended: June 30, 1999


                         Commission File Number:1-15043


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


Transitional Small Business Format: YES _____     NO __X__

                                TABLE OF CONTENTS


                           PART I-FINANCIAL STATEMENTS

                                                                                                 PAGE
ITEM 1.  Financial Statements

UNAUDITED CONSOLIDATED BALANCE SHEETS                                                              3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                                                    5

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS                                                     6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                               8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operation.

GENERAL INFORMATION                                                                               17

RESULTS OF OPERATIONS                                                                             19

LIQUIDITY AND CAPITAL RESOURCES                                                                   20


                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                           Consolidated Balance Sheets

                                    ASSETS

                                                            June 30,           March 31,
                                                              1999               1999
                                                        ---------------     --------------
                                                          (Unaudited)

CURRENT ASSETS

  Cash                                                  $       311,602     $    1,732,199
  Accounts receivable - net of allowances
   of $53,820 and $53,820                                       323,567            197,922
  Prepaid expenses                                              318,979            198,349
  Inventory (Note 2)                                          3,433,109          3,115,763
                                                        ---------------     --------------

     Total Current Assets                                     4,387,257          5,244,233
                                                        ---------------     --------------

PROPERTY AND EQUIPMENT (Note 3)                                 989,677            622,717
                                                        ---------------     --------------
OTHER ASSETS
  Note receivable                                                65,000             65,000
  Product rights (Note 1)                                     3,570,261          2,534,532
  Secured interest (Note 14)                                     -               1,198,530
  Refundable deposits                                            15,704             15,704
  Investments                                                     3,000              3,000
                                                        ---------------     --------------

     Total Other Assets                                       3,653,965          3,816,766
                                                        ---------------     --------------

     TOTAL ASSETS                                       $     9,030,899     $    9,683,716
                                                        ===============     ==============




   The accompanying notes are an integral part of this financial statement.

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                          Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,          March 31,
                                                                 1999              1999
                                                            -------------     -------------
                                                            (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                         $   1,052,975     $     896,408
   Accrued expenses                                                50,220            38,672
   Income tax payable                                                 500               500
   Accrued interest - related party                                79,943            79,943
   Accrued interest payable                                        95,565            39,791
   Current portion related party (Note 5)                         140,000           140,000
   Current portion long-term debt (Note 6)                        167,864           227,610
   Current portion capital lease (Note 7)                            -               13,602
                                                            -------------     -------------

     Total Current Liabilities                                  1,587,067         1,436,526
                                                            -------------     -------------

LONG-TERM LIABILITIES

   Long-term debt (Note 6)                                      3,690,000         3,190,000
                                                            -------------     -------------

     Total Long-Term Liabilities                                3,690,000         3,190,000
                                                            -------------     -------------

     Total Liabilities                                          5,277,067         4,626,526
                                                            -------------     -------------

STOCKHOLDERS' EQUITY

   Common stock, $.0001 par value 500,000,000 shares
      authorized, 22,815,882 and 22,358,646 shares
      outstanding, respectively                                     2,282             2,236
   Capital in excess of par                                    25,108,017        24,461,440
   Accumulated deficit                                        (21,356,467)      (19,406,486)
                                                            -------------     -------------

     Total Stockholders' Equity                                 3,753,832         5,057,190
                                                            -------------     -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   9,030,899     $   9,683,716
                                                            =============     =============


      The accompanying notes are an integral part of this financial statement.

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                      Consolidated Statements of Operations

                                                           For the three Months Ended
                                                                     June 30,
                                                       -----------------------------------
                                                           1999                1998
                                                       ---------------     ---------------

REVENUES                                               $       767,009     $        89,748

COST OF SALES                                                  332,949              28,134
                                                       ---------------     ---------------

GROSS PROFIT                                                   434,060              61,614
                                                       ---------------     ---------------
EXPENSES
   Selling expenses                                            810,875             129,635
   General and administrative                                1,515,306             443,156
                                                       ---------------     ---------------

     Total Expenses                                          2,326,181             572,791
                                                       ---------------     ---------------
OTHER INCOME (EXPENSE)
   Interest income                                               7,481                -
   Interest expense                                            (90,486)             (2,804)
                                                       ---------------     ---------------

     Net Other Expense                                         (83,005)             (2,804)
                                                       ---------------     ---------------

NET (LOSS) BEFORE INCOME TAXES                              (1,975,126)           (513,981)

INCOME TAX PROVISION                                              -                   -
                                                       ---------------     ---------------

NET (LOSS)                                             $    (1,975,126)    $      (513,981)
                                                       ===============     ===============

(LOSS) PER SHARE                                       $         (0.09)    $         (0.03)
                                                       ===============     ===============

AVERAGE NUMBER OF SHARES OUTSTANDING                        22,656,646          16,050,274
                                                       ===============     ===============



    The accompanying notes are an integral part of this financial statement.

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows

                                                                   For the Three Months Ended
                                                                            June 30,
                                                                -------------------------------
                                                                       1999              1998
                                                                -------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                    $  (1,975,126)     $   (513,981)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                                       113,783            28,070
  (Increase) decrease in accounts receivable                          (12,645)          (13,592)
  (Increase) decrease in inventory                                   (166,624)           28,429
  (Increase) decrease in prepaid expense                             (120,630)             (154)
  Increase (decrease) in accounts payable                             156,567           (53,131)
  Increase (decrease) short-term debt                                    -              (21,756)
  Increase (decrease) in accrued expenses                              11,548            (1,523)
  Increase (decrease) in accrued interest                              55,774              -
                                                                -------------      ------------

     Net Cash (Used) by Operating Activities                       (2,351,797)         (547,638)
                                                                -------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of movie rights                                           (262,876)          (23,602)
                                                                -------------      ------------

     Net Cash (Used) by Investing Activities                         (262,876)          (23,602)
                                                                -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from common stock                                          465,980           375,044
  Proceeds from debt                                                  500,000              -
  Payments of capital leases                                          (13,602)             (654)
  Payments of long-term debt                                          (59,746)           (3,928)
                                                                -------------      ------------

     Net Cash Provided by Financing Activities                    $   892,632      $    370,462
                                                                -------------      ------------



    The accompanying notes are an integral part of this financial statement.

                         CHEQUEMATE INTERNATIONAL, INC.
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows

                                                               For the Three Months Ended
                                                                        June 30,
                                                         -----------------------------------
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

         PRODUCT RIGHTS

                                                                             Net Book Value
                                                                        -----------------------
                                                                         June 30,     March 31,
                                 Term          Cost      Amortization      1999         1999
                               ----------   ----------   ------------   ----------   ----------
         Product rights        4-15 years   $3,927,310   $    718,474   $3,208,836   $2,423,399
         Contract/movie
            rights                2 years      391,896         30,471      361,425      111,133
                               ----------   ----------   ------------   ----------   ----------
                                            $4,319,206   $    748,945   $3,570,261   $2,534,532
                                            ==========   ============   ==========   ==========

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

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment as of June 30, 1999 and March 31, 1999 are detailed in the following summary:

                                                                                Net Book Value
                                                                           -----------------------
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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                        June 30, 1999 and March 31, 1999


NOTE 5 - RELATED PARTIES

         Notes payable to related parties as of June 30, 1999 and March 31, 1999 are detailed in the following summary:

                                                                  June 30,          March 31,
                                                                    1999              1998
                                                                -----------       -----------

         Note payable to CEO; due on demand, with an
           interest rate of 10.4%; unsecured; accrued
           interest of $79,943 is due on demand                 $   140,000       $   140,000
                                                                -----------       -----------

           Total related party notes payable                        140,000           140,000

           Less: current portion                                   (140,000)         (140,000)
                                                                -----------       -----------

           Long-term portion                                    $      --         $     --
                                                                ===========       ===========
         Maturities of the related party notes payable are as follows:

                      Period ending June 30,                    2000              $   140,000
                                                                2001                    --
                                                                                  -----------

                                                                Total             $   140,000
                                                                                  ===========

NOTE 6 - LONG-TERM DEBT

         Notes payable as of June 30, 1999 and March 31,1999 are detailed in the following summary:

                                                                  June 30,             March 31,
                                                                    1999                 1998
                                                               -------------        -------------
         Note payable to a company; due in monthly
           installments of $3,244 which includes
           interest at 8%; due July, 1999, unsecured           $      50,990        $      53,907

         Convertible debentures to a company; due
           December 22, 2001, with interest at 8%                    750,000              750,000

         Convertible debentures to a company; due
           February 22, 2002, with interest at 8%                  2,000,000            2,000,000

         Convertible debenture to a company, due
           April, 2002, with interest at 8%                          500,000                --
                                                               -------------        -------------

         Balance Forward                                       $   3,300,990        $   2,803,907
                                                               -------------        -------------

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                        June 30, 1999 and March 31, 1999


NOTE 6 - LONG-TERM DEBT (Continued)


         Balance Forward                                         $  3,300,990    $  2,803,907
         Note payable to a company; due June 8, 2000,
          interest at 10% due monthly, secured by
          equipment and inventory                                     440,000         440,000
         Note payable to a company; unsecured, due in
          monthly installments of $19,654, which includes
          interest at 6%; due October 1999                            116,874         173,703
                                                                 ------------     -----------

              Total long-term debt                                  3,857,864       3,417,610

              Less: current portion                                  (167,864)       (227,610)
                                                                 ------------     -----------

              Long-term portion                                  $  3,690,000     $ 3,190,000
                                                                 ============     ===========
         Maturities of long-term debt are summarized below:
                          Period ending June 30,                      2000        $   167,864
                                                                      2001            440,000
                                                                      2002          2,750,000
                                                                      2003            500,000
                                                                      2004               --
                                                                                  -----------

                                                                     Total        $ 3,857,864
                                                                                  ===========

NOTE 7 - LEASES

         All noncancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards Board Statement No. 13, "Accounting for Leases".

         The following analysis represents property under capital lease at June 30, 1999 and March 31, 1999:

                                                         June 30,         March 31,
                                                           1999             1999
                                                      ------------      -----------

              Equipment                               $     29,895      $    29,895
              Less: accumulated depreciation                (3,887)          (2,990)
                                                      ------------      -----------

              Net property under capital lease        $     26,008      $    26,905
                                                      ============      ===========

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                        June 30, 1999 and March 31, 1999


NOTE 7 - LEASES (Continued)

         At June 30, 1999, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                                          Capital              Operating
                                                                          Leases                 Leases
                                                                    -----------------     -----------------
         Period ended June 30,
             2000                                                   $           -         $         147,099
             2001                                                               -                   113,987
             2002                                                               -                    76,687
             2003                                                               -                      -
             later years                                                        -                      -
                                                                    -----------------     -----------------
         Total minimum lease payments                                           -         $         337,773
                                                                                          =================
             Less: interest                                                     -
                                                                    -----------------
             Present value of net minimum lease payment                         -
             Less: current portion                                              -
                                                                    -----------------
             Capital lease obligations payable long-term            $           -
                                                                    =================

         Rental expense for the three months ended June 30, 1999 and the year ended March 31, 1999, amounted to $77,809 and $135,580, respectively.

NOTE 8 - CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

         CASH FLOW INFORMATION

                                                                   June 30,        March 31,
                                                                     1999           1999
                                                                ------------     -----------
         Interest paid                                          $     35,486     $    34,535
         Income taxes paid                                      $       -        $       500

         NON-CASH INVESTING AND FINANCING ACTIVITIES

         For the three months ended June 30, 1999 and the year ending March 31, 1999, the Company incurred the following non-cash investing and financing activities.

                                                                   June 30,         March 31,
                                                                     1999             1999
                                                                ------------      -----------
         Capital lease obligations incurred                     $       -         $    29,895
         Issuance of stock and options for services rendered    $    180,000      $   448,547
         Issuance of stock for assets                           $       -         $ 1,533,000
         Increase in debt for assets                            $       -         $   440,000
         Exchange of secured interest for assets                $  1,198,530      $      -
         Exchange of note receivable for assets                 $    205,788      $      -

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

NOTE 14 - ACQUISITION OF SECURED INTEREST

          In December 1998, the Company purchased from a financing institution the secured interest on a line of credit against Strata, Inc. (Strata). The Company continued to advance credit to Strata and as of March 31, 1999 had recorded a note receivable of $465,530. Also, on March 31, 1999, the Company obtained the secured interests of several other promissory notes held by several investors against Strata by exchanging stock for the notes. The Company exchanged 333,333 shares, at $2.20 per share, of common stock for the notes. The above notes hold a secured interest in the tangible assets, accounts receivable, intellectual property and other assets of Strata. Strata is in the business of providing 3D centric graphical software applications. In June 1999, the Company foreclosed upon Strata and acquired all the assets that had been pledged as collateral for the loans. As noted above, the Company had issued stock for notes prior to the March 1999 year end, in the amount of $733,000 and loaned an additional $465,530 prior to year end which was classified on the financial statements as secured interest. In addition, during the quarter, the Company loaned an additional $205,788 also secured by the assets noted above. Upon foreclosure, the Company exchanged the notes for the assets. The Company valued the fixed assets acquired at their market value of $570,096 and the intangible asset was valued at the difference between the purchase or loan balances less the fixed asset cost of $834,222. The assets acquired were not the total assets of the company foreclosed upon, but only those assets listed as collateral for the loans.

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

         The Company has been operating its own cable channel since January l, 1999. The channel is currently accessible by owners of C-8and satellite dishes which are the large 8 to 12 foot backyard dishes. The satellite space which is used to broadcast the channel is on the GE Spacenet 3 satellite at Transponder 9. The programming on the channel continues to increase and consists of movies which have been licensed for use by the Company as well as video content which was specifically contracted for production by the Company. Content acquisition and development is coordinated through the Company's Los Angeles office.

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

         The Company completed on June 16, 1999 the process of acquiring the assets and technology previously owned by Strata, Inc. The Company secured control of $5.3 million dollars of first position debt on certain Strata assets pledged as collateral on the debts. The Company foreclosed on the debt, resulting in a sheriff's sale of the pledged Strata assets. At the sale, C-3D used $4.8 million of the secured first position debt to acquire these pledged assets. The value of the above described transaction in stock and cash was $1,404,318 and booked as outlined below.

         Inventory                                    $   280,096
         Furniture & Fixtures                             110,000
         Machinery & Equipment                            180,000
         License rights                                   834,222
                                                      -----------
         Total                                          1,404,318

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

The most significant decrease in current assets was due to the 1.4 million dollar change in the cash position of the company. The increase in accounts receivable was the result of sales made by the Strata division during the period. The material prepaid expense increase was attributable to payments made for product shows to be held later in the year. Inventory increase was as the result of the acquisition of the pledged Strata assets.

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

The acquisition of the Strata technology rights amounted to $834,222 of the $1,035,729 increase in the product rights accounts. The decrease in secured interests was the result of a reallocation of the foreclosure on the pledged Strata assets.

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


CHEQUEMATE INTERNATIONAL, INC.



 /s/ J. MICHAEL HEIL                    DATE: MARCH 2, 2000
-------------------------------               -----------------------
J. MICHAEL HEIL
CHIEF EXECUTIVE OFFICER




 /s/ GUY DEHART                         DATE:3/2/2000
-------------------------------              -----------------------
GUY DEHART
PRINCIPAL FINANCIAL OFFICER