Form 10QSB/A
period 1999-09-30
CHEQUEMATE INTERNATIONAL INC
filed 2000-03-02
CIK 850218

                                  FORM 10-QSB/A
                                (Amendment No. 1)

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 For Quarterly Period Ended: September 30, 1999


                         Commission File Number:1-15043


                         CHEQUEMATE INTERNATIONAL, INC.
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Utah                             76-0279816
                  -------------------------------------------
           (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)        Identification No.)

      330 Washington Boulevard, Suite 507; Marina Del Rey, California 90292
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 310-3659
                                 --------------
                           (Issuer's Telephone Number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days . YES   X   NO
                                                               ---     ---

         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: February 6, 2000: 6,135,491


Transitional Small Business Format:     YES       NO   X
                                           ------    ------

                               TABLE OF CONTENTS

                            PART II-OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds                 3

Item 6. Exhibits and Reports on Form 8-K                          6


                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Equity Securities Pursuant to Regulation S

Set forth in the table below is a summary of all securities sold by the Company from July 1, 1999 until October 25, 1999 (without registering the securities under the Securities Act of 1933), and which have not been previously reported in the SEC filings of the Company. All shares reflect the reverse split of the stock of C-3D effective February 2, 2000.


----------------------------------------------------------------------------------------------------------------
       Date               Title and amount of           Consideration                   Class of persons to
                          Securities sold                                               whom sold
----------------------------------------------------------------------------------------------------------------
  A    8/13/99            50,000 common                 50,000 at $4.00 per             Non U.S. investors
                          shares                        share
----------------------------------------------------------------------------------------------------------------
  B    8/24/99            181,087 common                cancellation of                 U.S. investor
                          shares                        $879,923 of debt
----------------------------------------------------------------------------------------------------------------
  C    9/9/99             4,000 common shares           Purchase of secured             U.S. investors
                                                        interest in Strata assets
----------------------------------------------------------------------------------------------------------------
  D    9/16,17/99         50,000 common                 50,000 at $4.00 per             Non U.S. investors
                          shares                        share
----------------------------------------------------------------------------------------------------------------


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

On September 9, 1999, C-3D issued shares of its restricted common stock to purchase a note and a secured interest in the assets of Strata, Inc. C-3D had previously purchased other secured interests in these assets and has disclosed its acquisition of the assets pursuant to the foreclosure of these secured interests. The purchase of this remaining secured interest eliminated a potential claim to the assets acquired by C-3D.

These shares were issued pursuant to the exemption of Rule 506 of Regulation D. The recipient of the shares is an agency of the State of Utah engaged in fostering business through loans to developing companies. C-3D reasonably believes that the recipient of the stock is an accredited investor and has such knowledge and experience in business matters that it is capable of evaluating the merits and risks of its investment in C-3D.

As of August 24, 1999, C-3D agreed in principle to satisfy certain loans from three creditors of the company through the issuance of restricted common stock. Agreements confirming these arrangements were executed in January 2000, and such shares are to be issued prior to the end of the company's fiscal year on March 31, 2000. The total number of shares to be issued in satisfaction of the debt is 181,087 (taking into consideration the February 2, 2000 reverse split of stock of the company). The total amount of the debt to be satisfied is $879,923.

The stock is to be issued pursuant to an exemption from registration provided in Rule 506 of Regulation D. Two of the recipients of the stock are former directors of C-3D and have represented that they are accredited investors. Management reasonably believes that such individuals are accredited investors. The delivery of the shares to the creditors is being delayed until a private placement memorandum is delivered and accepted by the third creditor. Such memorandum shall contain the type of information that is generally available in a registration statement. The third creditor is an entity that is owned and managed by an individual who is a registered representative and has considerable experience and sophistication in securities matters.


No underwriting discounts were incurred or commissions paid in any of the transactions described in this section.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.       Description
-----------       -----------
10.1              Vision Comm contract........................................8

10.2              Be, Inc. On-Line Order and Distribution Agreement
                  (Incorporated by reference from Form 10-QSB for December 31,
                  1999 (Film No. 543332) filed by C-3D with the Commission on
                  February 14, 2000).

10.3 Be, Inc. Development and Distribution Agreement (Incorporated by reference from Form 10-QSB for December 31, 1999
                  (Film No. 543332) filed by C-3D with the Commission on February 14, 2000).

10.4              Software Too contract (Incorporated by reference from Form
                  10-QSB for December 31, 1999 (Film No. 543332) filed by C-3D with the Commission on February 14, 2000).

10.5 i-O Display Systems contract (Incorporated by reference from Form 10-QSB for December 31, 1999 (Film No. 543332) filed by
                  C-3D with the Commission on February 14, 2000).


27                Financial Data Schedule (for SEC use only).................24


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

CHEQUEMATE INTERNATIONAL, INC.


/s/ J. MICHAEL HEIL                                DATE:3/2/2000
------------------------------------------
J. MICHAEL HEIL
CHIEF EXECUTIVE AND FINANCIAL OFFICER



/s/ GUY DEHART                                     DATE:3/2/2000
------------------------------------------
GUY DEHART
PRINCIPAL FINANCIAL OFFICER