Form 10KSB40
period 2000-03-31
CHEQUEMATE INTERNATIONAL INC
filed 2000-07-14
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Fiscal Year Ended: March 31, 2000
                        Commission File Number: 001-15043

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


            330 Washington Blvd., Suite 507, Marina del Rey, CA 90292
            ---------------------------------------------------------
                    (Address of principal executive offices)



                                 (310) 306-6666
                           --------------------------
                           (Issuer's Telephone Number)


         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirement for the past 90 days. YES X   No
                                                                     ---    ---
         State issuer's revenues for its most recent fiscal year:     $2,914,421

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this report and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB: [ X ]

         As of June 30, 1999 the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (July 10, 2000): $36,046,075.

         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 9,302,213 as of July 11, 2000

         Transitional Small Business Format: YES     NO   X

                                TABLE OF CONTENTS


                                     PART I


Item 1. Description of Business.......................................................................................3

Item 2. Description of Property.......................................................................................7

Item 3. Legal Proceedings.............................................................................................7

Item 4. Submission of Matters to a Vote of Security Holders...........................................................8


                                     PART II

Item 5. Market for Common Equity......................................................................................8

Item 6. Management's Discussion and Analysis.........................................................................11

Item 7. Financial Statements.........................................................................................15

Item 8. Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure...................................................................................36


                                    PART III


Item 9. Directors and Executive Officers.............................................................................36

Item 10. Executive Compensation......................................................................................38

Item 11. Security Ownership of Certain Beneficial Owners and Management..............................................40

Item 12. Certain Relationships and Related Transactions..............................................................41

Item 13. Exhibits and Reports........................................................................................41















                                     Part I

ITEM 1.  Description of Business

Forward Looking Statements

         This annual filing includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). The PSLRA provides a "safe harbor" for such statements to encourage companies to provide prospective information about themselves so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. All statements other than statements of historical fact made in this report or incorporated by reference are forward-looking. In particular, the statements herein regarding the availability of adequate funding and progress in the development of its various business segments are forward-looking statements. Forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that the Company's actual results may differ significantly from management's expectations and, therefore, from the results discussed in such forward-looking statements.


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

         On April 17, 1997 CMI formed a new wholly owned subsidiary named Chequemate Third Dimension, Inc. The name has since been changed to Chequemate Electronics, Inc. (CE). CE was formed to manufacture and market breakthrough 3D imaging technology that was acquired from Advanced Technology Group, LLC (ATG). On June 23, 1997 an agreement was finalized by which CE obtained the exclusive worldwide license to the 3D technology developed by ATG.

         On November 12, 1998 the Company sold the assets associated with the financial service segments of the business to TFL, LLC with its two principals being former Chequemate International employees. Both TFL, LLC and the Company continue to use the name Chequemate International, although the Company has filed for, and is operating under, the fictitious name of C-3D Digital, Inc.

         On December 8, 1998 the Company purchased from Alpha Broadcasting Corporation inventory, equipment and contracts to provide pay-per-view television services to 19 hotel properties amounting to roughly 3,000 hotel rooms. The purchase price was $1,000,000 and was accomplished through a combination of 250,000 (pre-split) shares of restricted stock valued at $2.00 each, $60,000.00 cash, and a note for $440,000. On July 2, 1999 the Company purchased additional equipment and contracts to provide pay-per-view television services to an additional 21 properties. The purchase of these assets was accomplished for the sum of $150,000 cash and 125,000 (pre-split) shares of restricted common stock of the Company.

         On December 10, 1998 and March 31, 1999, the Company acquired the debt position of several secured investors in Strata, Inc., a 3D software provider. On June 16, 1999 these debt positions were used to foreclose on the assets and technology previously owned by Strata, Inc. The Company continues to market the developed software products of Strata.

         On June 10, 1999, 3D.COM, Inc., was formed under Utah law, and on October 21, 1999, this wholly-owned subsidiary held its organizational meeting. It is management's intention to transfer all the software development and Internet related assets of the Company to this subsidiary.

         On February 2, 2000, the Company effected a one-for-four reverse split of its outstanding stock.



Principal Products and Services

Cable Channel

         The Company has been operating its own cable channel since January 1, 1999. The channel signal is currently encrypted, meaning that only an authorized subscriber or cable operator can tune in and receive the Company's channel. The channel is currently accessible only by cable operators or by owners of Ku-Band satellite dishes. The signal is carried on transponder 9 of the GE Spacenet 3 satellite. The programming on the channel continues to increase and consists of movies that have been licensed for use by the Company as well as video content that is produced by the Company or contracted for production by the Company. Content acquisition and development is coordinated through the Company's Los Angeles office.

         The Company is actively marketing its channel to cable operators across the United States and has shown the service to cable operators at cable shows such as the National Cable Television Association (NCTA), the National Association of Television Programming Executives (NATPE), the Society of Cable Television Engineers (SCTE) and the Western Cable Show. VisionComm, a cable operator in Dallas, Texas, has successfully added the channel to its system and began marketing it to its subscribers last year. Additional agreements have been signed with cable operators CableAmerica Corporation in Arizona and Telepro Communications in Bellevue, Washington. The channel is currently a premium subscription channel (that is, not supported by advertising), with the cable operator and the Company sharing the revenues.


Hotel Programming Services

         Another key business segment of the Company is its hotel Pay-Per-View and direct digital television services or "Free to Guest" services, called the Hotel Movie Network. The Company became involved in this business area through acquisitions from Alpha Broadcasting Corporation. In the acquisitions, the Company purchased a combination of operating service contracts with additional inventory to outfit hotels for Pay-Per-View and "Free to Guest" services.

         The Company is interested in the hotel market as a focused test market for its 3D technologies and as a stable revenue source. Currently the company delivers television programming to approximately 11,000 hotel rooms. The hotel properties are primarily located in Arizona, California, Idaho, Nevada, New Mexico, Texas, Utah and Washington.



3D.COM Division
Strata Software Division

         On June 16, 1999, the Company formed the 3D.COM division by completing the process of acquiring the assets and technology previously owned by Strata, Inc., and combining them with the internal web effort of the Company. The Company has hired former Strata, Inc. employees to support and sell the Strata products for the Company. Strata, Inc. was one of the early pioneers in 3D software. The Strata tool line has been used for such well-known projects as the game "MYST"(c); television shows like the "98 MTV Movie (c) Awards" (c),"Hercules" (c) and "Xena" (c); the NBC dancing peacocks; the Warner Bros and Blockbuster web sites; the films "Contact" (c), "5th Element" (c), "Batman Forever" (c), and many others.

         The core Strata products that will now be offered by the Company, are the following:

         Strata 3DPro -TM-. Strata 3DPro is the premier 3D software product of the Company and is available for Apple Macintosh, Windows 98, 2000 and NT. Strata 3DPro has a retail price of $595. Strata 3DPro is used for creating 3D images and animations for the web, video, movies, print, games and multimedia. Strata 3DPro is well known for being used to create the graphics for the world's best selling CD-Rom game, Myst (c). Recently Strata 3DPro has been used on projects such as the Blockbuster Video Web site, the NBC dancing peacocks and the movie CONTACT. The latest release adds special stereographic 3D features. Strata 3DPro has an installed base of approximately 100,000 users.

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

         MediaPaint -TM-. MediaPaint is a video painting and effects application. MediaPaint is available for Apple Macintosh, Windows 98 and NT. MediaPaint is priced at $695 retail with a $395 street price. MediaPaint is used for professional projects on the Web, multimedia and broadcast video. MediaPaint has an installed base of approximately 6,000 users.

The 3D.COM Virtual Reality Portal -TM-

         The Company recently launched the 3D.COM web portal. The portal is designed to allow visitors to "go in" rather than just "go to" the web. 3D.COM provides a web portal and technology products, but with the focus being on 3D and virtual reality. Revenue is generated for the portal by ad placement on the website and through sales at the 3D.COM online store.


Research and Development

         The Company is continuing its efforts to develop and integrate its various 3D technologies. During fiscal year 2000, the Company expended approximately $500,000 on research and development.


Patents, Trademarks and Copyrights

         On June 23, 1997, the Company acquired an exclusive, worldwide and perpetual license to the Realeyes proprietary three-dimensional video technology and subsequently filed U.S. provisional patent application number 60/034,149 with regard to aspects of such technology. The Company has now proceeded to file additional patent applications, including a U.S. utility application, Serial No. 08/997,068, with regard to the system and method of synthesizing three-dimensional video from a two-dimensional video source. Patent Cooperation Treaty (PCT) national phase patent applications based upon this technology have been filed in Australia, Brazil, Canada, China, Japan, Europe and Mexico. An International Patent Application under the Patent Cooperation Treaty (PCT) was filed with regard to a system and method for recording and broadcasting three-dimensional video synthesized from a two-dimensional source. All countries that are members of the PCT were designated in this PCT application.

         On June 16, 1999, the Company acquired certain copyrights and trademarks relative to the technology and products of its Strata Division.

The Company currently owns or licenses the following U.S. and foreign patents:


-------------------------------------------------------------------------------

Patent/Product           Application or      Country        Granted or Filed        Year of expiration or
                          Registration No.                                              Renewal
------------------------------------------------------------------------------
Chequemate 2D to 3D       08/997,068          U.S.A.         December 23, 1997       Pending
-------------------------------------------------------------------------------
Chequemate 2D to 3D       P-19713629-8       Brazil          December 24, 1997       Pending
-------------------------------------------------------------------------------
Chequemate 2D to 3D       2,276,190           Canada         December 24, 1997       Pending
--------------------------------------------------------------------------------
Chequemate 2D to 3D       97181060.5         China           December 24, 1997       Pending
-------------------------------------------------------------------------------
Chequemate 2D to 3D       10-530238           Japan          December 24, 1997       Pending
--------------------------------------------------------------------------------
Chequemate 2D to 3D       97953466.6         Europe          December 24, 1997       Pending
--------------------------------------------------------------------------------
Chequemate 2D to 3D       996050             Mexico          December 24, 1997       Pending
--------------------------------------------------------------------------------
Chequemate Recording and  60/114,264         U.S.A.          December 30, 1998     Converted to PCT
Broadcasting 3D from 2D   PCT/US99/31233                                           December 30, 1999


--------------------------------------------------------------------------------
      The Company currently owns or licenses the following U.S. copyrights:
--------------------------------------------------------------------------------


Copyright/Product                        Registration No.         Country             Granted
--------------------------------------------------------------------------------
StrataVISION 3D                          TX 2,688,747             U.S.A.              October 2, 1989
--------------------------------------------------------------------------------
AIM - 3D                                 TXu 507, 718             U.S.A.              February 13, 1992
--------------------------------------------------------------------------------


       The Company currently owns or licenses the following U.S. and foreign trademarks:


--------------------------------------------------------------------------------

Trademark/Product                Registration No.    Country        Granted or Filed        Year of expiration or
                                   or Serial No.                                               Renewal
-------------------------------------------------------------------------------
C-3D Digital class 38            75/605,796          U.S.A.         December 15, 1998       Pending
--------------------------------------------------------------------------------
C-3D Digital class 9             75/605,795          U.S.A.         December 15, 1998       Pending
--------------------------------------------------------------------------------
C-3D class 9                     75/605,794          U.S.A.         December 15, 1998       Pending
--------------------------------------------------------------------------------
C-3D class 38                    75/605,904          U.S.A.         December 15, 1998       Pending
--------------------------------------------------------------------------------
3D.COM class 42                  75/729,813          U.S.A.         June 16, 1999           Pending
--------------------------------------------------------------------------------



3D TRAVEL class 38               75/279,982          U.S.A.         June 16, 1999           Pending
--------------------------------------------------------------------------------
3D SPORTS class 9                75/729,984          U.S.A.         June 16, 1999           Pending
--------------------------------------------------------------------------------
3D SPORTS class 38               75/729,985          U.S.A.         June 16, 1999           Pending
--------------------------------------------------------------------------------
3D TRAVEL class 42               75/729,812          U.S.A.         June 16, 1999           Pending
-------------------------------------------------------------------------------
3D SPORTS class 25               75/729,811          U.S.A.         June 16, 1999           Pending
--------------------------------------------------------------------------------
3D SPORTS class 42               75/729,031          U.S.A.         June 16, 1999           Pending
--------------------------------------------------------------------------------
STRATAVISION 3D                    1,606,234         U.S.A.         July 17, 1990           July 17, 2000
--------------------------------------------------------------------------------
STUDIOPRO                          1,892,027         U.S.A.         May 2, 1995             May 2, 2001 (1)
--------------------------------------------------------------------------------
MEDIAPAINT                         2,042,281         U.S.A.         March 4, 1997           March 4, 2003 (1)
--------------------------------------------------------------------------------
POWERING THE CREATIVE              2,098,858         U.S.A.         September 23, 1997      September 23, 2003 (1)
ENVIRONMENT
--------------------------------------------------------------------------------
STRATAVISION                      TMA404,400         Canada         November 6, 1992        November 6, 2007
--------------------------------------------------------------------------------
TELECHARGE                         2,241,551         U.S.A.         April 27, 1999          April 27, 2009
--------------------------------------------------------------------------------
TELECHARGE SIMPLE ACCESS           2,241,550         U.S.A.         April 27, 1999          April 27, 2009
--------------------------------------------------------------------------------


The Company has also licensed other technology regarding its Strata product line that enables the Company to offer certain of its Strata products on the Microsoft Windows 95 (or higher), operating system.
--------------------------

     (1) Affidavits of Continued Use are due by this date. If filed the trademark will be valid for ten years from the date of grant. If not filed the trademark will expire on this date.


Employees

         As of June 14, 2000, the Company and its subsidiaries had 44 full time employees, and 27 consultants.


ITEM 2.  Description of Property

         The Company occupies leased office space at 330 Washington Boulevard, Suite 507, Marina del Rey, California 90292 ($3,644.55/mo. for 1,157 sq. ft.); at 12530 Beatrice Street, Los Angeles, California 90066 ($14,557.05/mo. for 10,783 sq. ft.); at 124 South Ferry Street, Albany, Oregon 97321 ($3,500.00/mo. for 2,300 sq. ft.); at 1545 N. McQueen, Suites 4 and 5, Gilbert, AZ 85233 ($1,195.00/mo. for 2,200 sq. ft.); at 1030 S. Mesa Drive, Mesa, AZ 85210
($3,000.00/mo. for 4,000 sq. ft.); and at 567 South Valley View Dr. Suite 202, St. George, Utah ($4,179.00/mo. for 5,573 sq. ft.).


ITEM 3.  Legal Proceedings

         On March 11, 1997 a citation and petition for suit on damages was filed against Chequemate Tele-Services Inc., in the District Court of Dallas County,Texas. The plaintiff is Peak Credit Card Processing, L.C. d/b/a Peak Financial Services. Plaintiff sought damages in an unspecified amount. A response to the citation was filed in a timely basis in the court of jurisdiction denying any and all allegations made in the citation. A court hearing was set for May 4, 1998; the plaintiff did not show up. A motion was made to dismiss the action, but the court wanted to give the plaintiff time to file a motion for continuance. No motion for continuance has been filed, and it is the belief of the Company that the plaintiff does not have the means or the will to continue this action. No action has been evident since the original citation was filed.

         On December 18, 1997 a citation and petition for suit was filed against Chequemate Tele-Services, Inc., Blaine Harris, and Fred Boedeker, in the District Court of Dallas County, Texas. The plaintiff was Central Meadow Park, L.P. The Company paid $91,000.00 to settle the suit, and the suit has been dismissed.

         On June 22, 1998 a suit was filed against Chequemate International, Inc. in the District Court for the Northern District of Illinois Eastern Division. The plaintiff, BH Productions, Inc., d/b/a Ignite Advertising is seeking payment remaining under a contract for advertising services entered into in October 1997. The case was settled, and the Company is making monthly payments of $10,000. There are four payments remaining under the settlement agreement. The liability is reflected in the financial statements.

         The Company has been named as a defendant in litigation entitled Rocky Mountain Employee Benefits, Inc. v. Chequemate International, Inc., Case No. 990912557, Third Judicial District Court of Salt Lake County, Utah. This suit was filed on December 30, 1999, and is for damages for an alleged breach by the Company of a lease for commercial property. Settlement negotiations are in progress. The Company's maximum exposure is estimated to be approximately $170,000 (present value of balance of lease)

         The Company has been named as a defendant in litigation entitled Transwestern American Plaza II, L.L.C. v. Chequemate International, Inc., Case No. 990903164, Third Judicial District Court of Salt Lake County, Utah. This suit was filed on or about March 23, 1999, and is for damages for an alleged breach of a lease for commercial property. Settlement negotiations are in progress. The Company's maximum exposure is estimated to be approximately $100,000 (present value of balance of lease)

         There may be other ongoing litigation not deemed material by management.



ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.



                                     PART II


ITEM 5.  Market for Common Equity and Related Stockholder Matters.

         The stock of the Company is traded on the American Stock Exchange under the symbol DDD. The listing on the American Stock Exchange took place on June 9, 1999. Prior to that date, the Company's stock had been traded on the OTC Bulletin Board under the symbol CQMT of the NASD

Stock Market, Inc. As of June 26, 2000, there are approximately 906 shareholders of record of the Company. As of July 11, 2000, the Company had issued and outstanding shares of 9,302,213. The stock of the Company, as of July 10, 2000, closed at $3.975.
         The NASD Stock Market, Inc. provided the fiscal year 1999 quotations for the Company's stock. The referenced quotations reflect inter-dealer prices without dealer mark-up, markdown or commissions and may not represent actual transactions. These prices have been adjusted to reflect the reverse split of the Company's common stock declared to be effective February 2, 2000.



--------------------------------------------------------------------------------
      Fiscal Year                              High Bid Price                      Low Bid Price
--------------------------------------------------------------------------------
      1999- 1st Quarter (4/98-6/98)               10.25                                4.76
      1999- 2nd Quarter (7/98-9/98)                4.96                                3.12
      1999- 3rd Quarter (10/98-12/98)             15.04                                2.64
      1999- 4th Quarter (1/99-3/99)               13.375                               5.875
--------------------------------------------------------------------------------


    Yahoo! provided the fiscal year 2000 quotations for the Company's stock.


--------------------------------------------------------------------------------

      Fiscal Year                          High Closing Price                      Low Closing Price
--------------------------------------------------------------------------------

      2000- 1st Quarter (4/99-6/99)               13.50                                   7.00
      2000- 2nd Quarter (7/99-9/99)               13.25                                   6.25
      2000- 3rd Quarter (10/99-12/99)             12.50                                   4.00
      2000- 4th Quarter (1/00-3/00)               18.4375                                 7.25
--------------------------------------------------------------------------------


         The Company has paid no dividends on common stock during its two most recent fiscal years, and has no present intention to pay dividends in fiscal year 2001.

Recent Sales of Unregistered Securities

         On July 8, 1999, the Company executed an agreement with Coast Communications, to acquire certain hotel pay-per-view contracts and equipment. As part of this transaction, the Company issued 250,000 (pre-split) shares of restricted common stock, valued at $2.00 per share, to the seller of the purchased assets.

         On February 18, 2000, the Company executed an agreement with Trimark Pictures, Inc., to digitize certain motion pictures and to acquire a license to convert those motion pictures to a three-dimensional format and to distribute the 3D versions. As part of this transaction, the Company has issued 100,000 shares of restricted common stock to Trimark.

         On February 4, 2000, the Company executed an agreement with i-O Display Systems, LLC, to acquire $500,000 worth of stereoscopic viewing hardware and later issued 105,263 shares of restricted stock to I-O Display Systems, LLC, representing payment at $4.75 per share.

         On February 18, 2000, the Company executed an agreement with Iehab Hawatmeh to procure his release from a claim for damages from an alleged breach of contract, and issued him 62,500 shares of restricted stock.

         On March 22, 2000, the Company entered into a modification of its Advisory Agreement with Hudson Consulting Group, Inc., reducing Hudson's fee to 100,000 shares of restricted stock. The Company believed this to be 100,000 pre-split shares, and subsequently issued 25,000 shares of restricted stock to Hudson.

         In the transactions described above, the recipients of the securities of the Company were U.S. entities making written representations of their "accredited investor" status, and the issuance of the shares is exempt from registration under the provisions of Regulation D promulgated by the Securities and Exchange Commission.


         On May 11, 2000, the Company issued 671,463 shares of restricted common stock to Crooks Hollow Road, LLC, in exchange for $2.8 million. The Company agreed to register these shares in the near future.

         On June 13, 2000, the Company issued 105,000 shares of restricted common stock to Networld Limited, in exchange for $105,000.00.

         On June 13, 2000, the Company issued 130,000 shares of restricted common stock to Silverbrook Corporation, in exchange for $130,000.00.

         On June 13, 2000, the Company issued 110,000 shares of restricted common stock to Southstar Agents Limited, in exchange for $110,000.00.

         On June 13, 2000, the Company issued 115,000 shares of restricted common stock to Giai Limited, in exchange for $115,000.00.

         On June 13, 2000, the Company issued 91,000 shares of restricted common stock to Lotus Services Limited, in exchange for $91,000.00.

         On June 13, 2000, the Company issued 72,000 shares of restricted common stock to Global Direct Marketing Limited, in exchange for $72,000.00.

         On June 13, 2000, the Company issued 125,000 shares of restricted common stock to Chelsea International Limited, in exchange for $125,000.00.

         On June 13, 2000, the Company issued 120,000 shares of restricted common stock to Bournville Management, Ltd., in exchange for $120,000.00.

         On June 13, 2000, the Company issued 127,000 shares of restricted common stock to Azure Agents Limited, in exchange for $127,000.00.

         On June 13, 2000, the Company issued 130,000 shares of restricted common stock to Terrano Investments Limited, in exchange for $130,000.00.

         On June 13, 2000, the Company issued 115,000 shares of restricted common stock to Touchstone Property Services, Inc., in exchange for $115,000.00.

         On June 13, 2000, the Company issued 60,000 shares of restricted common stock to WTH Limited, in exchange for $60,000.00.

         In the transactions described above, the recipients of the securities of the Company were accredited and sophisticated non-U.S. entities making written representations of their "offshore" status, and the issuance of the shares was exempt from registration under the provisions of both Regulation S and Rule 144 promulgated by the Securities and Exchange Commission.

         All other securities sold by the Company within the past three years, which were not registered under the Securities Act of 1933, have been reported in the previously filed reports of the Company.





ITEM 6.   Management's Discussion and Analysis

General

         The audited financial statements for the fiscal years ended March 31, 2000 and March 31, 1999 are part of this Form 10-KSB. Reference is made to the Consolidated Financial Statements filed with this report for greater detail regarding the financial position of the Company.

         Management expects the Company to receive monthly subscriber revenues beginning in the near term, as people subscribe to the newly launched 3D cable channel through their local cable provider, although there can be no assurance that this system will be successfully launched or that significant revenues will be generated.

         The Strata software products generated in excess of $1,800,000 in revenue in the 2000 fiscal year. The Company expects to generate comparable sales in the 2001 fiscal year.

         The hotel pay-per-view segment currently generates roughly $20,000 a month in revenue. This business will serve as an internal test market for providing 3D entertainment to hotel guests. The Company has adapted its 3D technology to work through the hotel pay-per-view system and is seeking additional hotel properties in which to conduct market testing.


CURRENT ASSETS                                                                               March 31,
                                                                                             ---------
                                                                                        2000             1999
                                                                                        ----             ----

  Cash                                                                      $         49,475    $      1,732,199
  Accounts receivable - net of allowances of $422,096
   and $53,820 in 1999 and 1998, respectively                                        213,268             197,922
  Inventory                                                                          727,512           3,115,763
  Prepaid expenses                                                                    74,170             198,349
                                                                            ----------------    ----------------


                  Total Current Assets                                             1,064,425           5,244,233
                                                                                   -----------------------------





         Current Assets of the Company are made up of Cash, Accounts Receivable, Inventory and Prepaid expenses.


         Accounts Receivable reflects only the accounts and new sales for these accounts that have been collected from April 1, 2000 through June 26, 2000. Reserves for all other accounts have been made.


         The Company has written off the "RealEyes" inventory that it held on the books for the prior year. The Company's inventory is now made up of the following components:


INVENTORY
                                                                                           March 31,
                                                                            ------------------------------------
                                                                                      2000               1999
                                                                                      ----               ----
                          Finished goods                                    $         727,512    $     1,035,682
                          WIP                                                            -             1,076,880
                          Raw goods                                                      -             1,003,201
                                                                            -----------------    ---------------
                                                                            $         727,512    $     3,115,763
                                                                            =================    ===============

The finished goods are made up of three components. Inventory used for viewing three dimensional television, software products sold by 3D.COM and units used in the Home Movie Network for installation of the delivery systems in hotels for the pay per view and "free to guest" movies.

Prepaid expenses are costs of demonstrations, shows and other promotional activities that are paid in advance. These costs are expensed after the demonstrations, shows or other promotional activities have concluded.

PROPERTY AND EQUIPMENT

                                                                                  Net Book Value
                                                                    Accumulated   ------------------------
                                                          Cost      Depreciation             2000              1999
                                                 -------------------------------  ---------------------------------
              Office furniture and fixtures      $     168,465  $         41,571  $       126,894  $         24,320
              Machinery and equipment                1,209,061           260,048          949,013           569,488
              Hotel pay-per view equipment             470,313           117,579          352,734            -
                                                 -------------  ----------------  ---------------  ----------------
                   Total                         $   1,847,839  $        419,198  $     1,428,641  $        622,717
                                                 =============  ================  ===============  ================

              The change in Net Book Value between FY 1999 and FY 2000 is due to purchases of equipment and other personal property.

OTHER ASSETS

  Notes receivable                                                                    50,000              65,000
  Product rights                                                                   2,548,259           2,534,532
  Movie production cost (net)                                                        809,640                   -
  Secured interest                                                                         -           1,198,530
  Refundable deposits                                                                 47,159              15,704
  Investments                                                                              -               3,000
                                                                            ------------------------------------
     Total Other Assets                                                            3,455,058           3,816,766
                                                                            ----------------    ----------------

The Company's Note Receivable is the result of a sale of the Chequemate name and business. It is expected that this note will be paid before the end of the second quarter of 2001.

Refundable deposits are primarily for office space, satellite use and some utility deposits.

The Company's most valuable assets are Product rights and Movie production costs.

PRODUCT RIGHTS

                                                                         Net Book Value
                                                                      --------------------------
                        Term            Cost         Amortization     2000           1999
------------------------------------------------------------------    --------------------------
Product rights          4-5 years     $   3,948,268  $   1,659,038    $2,289,230     $ 2,423,399
Contract/movie
  rights                2-5 years           324,559         65,530       259,029         111,133
                        ---------     -------------  -------------       -------         -------
                                      $   4,272,827  $   1,724,568    $2,548,259     $ 2,534,532
                                      =============  =============    ==========================

              Product Rights consist of the Company's 3D technologies that include the ability to convert 2D products to 3D products, the ability to film with special 3D cameras, the ability to manufacture 3D items with the Strata product line, and rights to certain content that can be converted to 3D products to be distributed through the television channel, video, and DVD.

CURRENT LIABILITIES

  Accounts payable                                                          $1,089,974      $   871,116
  Short-term obligations                                                     1,972,502                -
  Related party accounts payable                                                     -           25,292
  Accrued expenses                                                             376,391           38,672
  Income tax payable                                                               500              500
  Accrued interest - related party                                                   -           79,943
  Accrued interest payable                                                     123,605           39,791
  Current portion related party                                                      -          140,000
  Current portion long-term debt                                             3,625,787          227,610
  Current portion capital lease                                                      -           13,602
                                                                             ---------------------------
                   Total Current Liabilities                                 7,188,759        1,436,526
                                                                             ---------        ---------

              The increase in the current liabilities is due to new rules pertaining to notes that will later be paid by the Company's issue of common stock. During the first quarter of 2001 the accounts payable of the company were significantly reduced. Short-term obligations represent various agreements and commitments for services to be rendered to the Company. These obligations are to be paid in common stock of the Company after approval by the Board of Directors. The Board approved some of the agreements and the stock was then approved and issued in the first quarter of 2001. One agreement is still waiting Board approval. The Company recorded the obligations as a liability pending the issuance of the stock in the first quarter of 2001. This transaction put the Company's capital account into a negative position until the issuance of the stock in the first quarter of 2001.

              Accrued expenses are payroll taxes owed to the IRS and State of Utah. Arrangements for the payment of these obligations have been made and these debts are in the process of being retired.

              All notes and accrued interest will be paid or converted to Stock in the Company before the end of the second quarter of the year 2001.

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 6,781,669 and 5,589,662 shares
   outstanding at 1999 and 1998, respectively                                            678                 558
  Capital in excess of par                                                        36,900,982          24,463,118
  Accumulated deficit                                                            (38,142,295)        (19,406,486)
                                                                            ----------------    ----------------
     Total Stockholders' Equity (Deficit)                                         (1,240,635)          5,057,190
                                                                            ----------------    ----------------



     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIT)                                              $      5,948,124    $      9,683,716
                                                                            ================    ================

              The negative position of the capital account of the Company is the result of booking services of consultants until stock can be issued in the first and second quarters of 2001. It should be noted that during the first quarter of 2001 notes were converted to stock and additional capital was raised that reversed the negative capital position of the company.

REVENUES                                                2000            1999            1998
                                                        ----            ----            ----
  Sales - products                                      $2,914,421      $682,760     $1,091,794
                                                        ----------      --------     ----------
COST OF SALES
  Product, supplies and materials                       4,502,165       631,132        849,919
                                                        ---------       -------        -------
GROSS MARGIN (LOSS)                                    (1,587,744)       51,628        241,875
                                                        ----------       ------        -------

         Sales showed a substantial gain over the prior two years. The sales gains were due to the sale of the Strata software and Home Movie Network. The increase in the cost of sales for the year over prior years was due largely to the write-off of the "RealEyes" inventory. The Company's auditors have recommended and the Company is in agreement with the concept of reserving for inventory obsolescence each quarter to eliminate future possibilities of such write-offs.

EXPENSES

  Impairment of product rights                                         -                   -           3,133,333
  Bad debt expense                                               487,221              53,820             138,259
  Selling expenses                                             1,102,186             851,339           1,639,806
  General and administrative                                  15,170,567           3,074,839           3,430,005
                                                        ----------------    ----------------    ----------------
     Total Expenses                                           16,759,974           3,979,998           8,341,403
                                                        ----------------    ----------------    ----------------

         The Company's customers had previously been stable over the years, but this year several of the Company's customers have either filed petitions in bankruptcy or changed their methods of distribution due to the Internet. As a result, the Company has reserved for such contingencies in the future.

         Selling expenses were up from last year as the result of activities in getting the cable channel started and the 3D.COM Internet portal open.

         General and administrative expenses increased due to consultant activities in the creation of new content, consultant activities in aiding the Company in obtaining additional capital, and the issuance to employees of options to encourage their loyalty to the Company.

OTHER INCOME (EXPENSE)

  Gain on forgiveness of debt                                     29,375                   -                   -
  Loss from discontinued operations                                    -             (40,859)                  -
  Interest income                                                 13,470              11,265              24,152
  Interest expense                                              (430,436)            (93,779)            (18,478)
  Gain (loss) on sale of equipment                                     -            (160,836)             70,309
                                                        ------------------------------------    ----------------
     Total Other Income (Expense)                               (387,591)           (284,209)             75,983
                                                        ----------------    ----------------    ----------------



LOSS BEFORE INCOME TAXES                                     (18,735,309)         (4,212,579)         (8,023,545)
INCOME TAX PROVISION                                                 500                 500                 500
                                                        ----------------    ----------------    ----------------
NET LOSS                                                $    (18,735,809)   $     (4,213,079)   $     (8,024,045)
                                                        ================    ================    ================
BASIC LOSS PER SHARE                                    $          (3.09)   $          (0.94)   $          (2.37)
                                                        ================    ================    ================
FULLY DILUTED LOSS PER SHARE                            $          (3.09)   $          (0.94)   $          (2.37)
                                                        ================    ================    ================
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                            6,064,075           4,496,046           3,392,211
                                                        ========================================================

         Interest expense on the debt that is to be converted to Company stock was the reason for the increase in other expense and income area.


ITEM 7.  Financial Statements


                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                               (DBA C3-D DIGITAL)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                 C O N T E N T S

Independent Auditors' Report ..............................................................17

Consolidated Balance Sheets ...............................................................18

Consolidated Statements of Operations .....................................................20

Consolidated Statements of Stockholders' Equity (Deficit)..................................21

Consolidated Statements of Cash Flows .....................................................22

Notes to Consolidated Financial Statements ................................................24


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Chequemate International, Inc. and Subsidiaries
(dba C3-D Digital)
Marina del Ray, CA


We have audited the accompanying consolidated balance sheets of Chequemate International, Inc. and Subsidiaries (dba C3-D Digital) as of March 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chequemate International, Inc. and Subsidiaries (dba C3-D Digital) as of March 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years ended March 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Chequemate International, Inc. and Subsidiaries (dba C3-D Digital) will continue as a going concern. As discussed in Note 12 to the financial statements, certain conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in
Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
July 7, 2000

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                           Consolidated Balance Sheets


              ASSETS


                                                                                           March 31
                                                                            ------------------------------------
                                                                                  2000                 1999
                                                                            ----------------    ----------------
CURRENT ASSETS
  Cash                                                                      $         49,815    $      1,732,199
  Accounts receivable - net of allowances of $422,096
   and $53,820 in 1999 and 1998, respectively                                        213,268             197,922
  Inventory (Note 2)                                                                 727,512           3,115,763
  Prepaid expenses                                                                    74,170             198,349
                                                                            ----------------    ----------------
     Total Current Assets                                                          1,064,765           5,244,233
                                                                            ----------------    ----------------
PROPERTY AND EQUIPMENT (Note 3)                                                    1,428,641             622,717
                                                                            ----------------    ----------------
OTHER ASSETS
  Notes receivable                                                                    50,000              65,000
  Product rights (Note 1)                                                          2,548,259           2,534,532
  Movie production cost (net)                                                        809,640                   -
  Secured interest (Note 14)                                                                           1,198,530
  Refundable deposits                                                                 47,159              15,704
  Investments                                                                              -               3,000
                                                                            ----------------    ----------------
     Total Other Assets                                                            3,455,058           3,816,766
                                                                            ----------------    ----------------
     TOTAL ASSETS                                                           $      5,948,464    $      9,683,716
                                                                            ================    ================



                 The accompanying notes are an integral part of
                     These consolidated financial statements

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                            March 31
                                                                            ------------------------------------
                                                                                     2000             1999
                                                                            ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                          $      1,089,974    $        871,116
  Short-term obligations (Note 20)                                                 1,972,502                   -
  Related party accounts payable (Note 15)                                                 -
                                                                                                          25,292
  Accrued expenses                                                                   376,391              38,672
  Income tax payable (Note 17)                                                           500                 500
  Accrued interest - related party                                                         -
                                                                                      79,943
  Accrued interest payable                                                           123,605              39,791
  Current portion related party                                                            -             140,000
  Current portion long-term debt (Note 6)                                          3,625,787             227,610
  Current portion capital lease                                                            -              13,602
                                                                            ----------------    ----------------
     Total Current Liabilities                                                     7,188,759           1,436,526
                                                                            ----------------    ----------------
LONG-TERM LIABILITIES
  Long-term debt (Note 6)                                                                              3,190,000
                                                                                                       ---------
   Total Long-Term Liabilities                                                                         3,190,000
                                                                                                       ---------
     Total Liabilities                                                             7,188,759           4,626,526
                                                                            ----------------    ----------------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 6,781,669 and 5,589,662 shares
   outstanding at 1999 and 1998, respectively                                            678                 558
  Capital in excess of par                                                        36,900,982          24,463,118
  Accumulated deficit                                                            (38,141,955)        (19,406,486)
                                                                            ----------------    ----------------
     Total Stockholders' Equity (Deficit)                                         (1,240,295)          5,057,190
                                                                            ----------------    ----------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                            $      5,948,464    $      9,683,716
                                                                            ================    ================


                 The accompanying notes are an integral part of
                     These consolidated financial statements

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations


                                                                        For the Years Ended March 31
                                                        --------------------------------------------------------
                                                                    2000                1999                1998
                                                        --------------------------------------------------------
REVENUES
  Sales - products                                      $      2,914,421    $        682,760    $      1,091,794
                                                        ----------------    ----------------    ----------------

COST OF SALES
  Product, supplies and materials (Note 2)                     4,502,165             631,132             849,919
                                                        ----------------    ----------------    ----------------

GROSS MARGIN (LOSS)                                           (1,587,744)             51,628             241,875
                                                        ----------------    ----------------    ----------------

EXPENSES

  Impairment of product rights (Note 14)                               -                   -           3,133,333
  Bad debt expense                                               487,221              53,820             138,259
  Selling expenses                                             1,102,186             851,339           1,639,806
  General and administrative                                  15,170,227           3,074,839           3,430,005
                                                        ----------------    ----------------    ----------------
     Total Expenses                                           16,759,634           3,979,998           8,341,403
                                                        ----------------    ----------------    ----------------
OPERATING LOSS                                               (18,347,378)         (3,928,370)         (8,099,528)
                                                        ----------------    ----------------    ----------------

OTHER INCOME (EXPENSE)

  Gain on forgiveness of debt                                     29,375                   -
  Loss from discontinued operations                                    -             (40,859)                  -
  Interest income                                                 13,470              11,265              24,152
  Interest expense                                              (430,436)            (93,779)            (18,478)
  Gain (loss) on sale of equipment                                     -            (160,836)             70,309
                                                        ------------------------------------    ----------------
     Total Other Income (Expense)                               (387,591)           (284,209)             75,983
                                                        ----------------    ----------------    ----------------
LOSS BEFORE INCOME TAXES                                     (18,734,969)         (4,212,579)         (8,023,545)
INCOME TAX PROVISION (Note 17)                                       500                 500                 500
                                                        ----------------    ----------------    ----------------
NET LOSS                                                $    (18,735,469)   $     (4,213,079)   $     (8,024,045)
                                                        ================    ================    ================
BASIC LOSS PER SHARE                                    $          (3.09)   $          (0.94)   $          (2.37)
                                                        ================    ================    ================
FULLY DILUTED LOSS PER SHARE                            $          (3.09)   $          (0.94)   $          (2.37)
                                                        ================    ================    ================
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                            6,064,075           4,496,046           3,392,211
                                                        ================    ================    ================




                 The accompanying notes are an integral part of
                     These consolidated financial statements

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
            Consolidated Statements of Stockholders' Equity (Deficit)
                For the Years Ended March 31, 2000, 1999 and 1998



                                                                                                         Total
                                             Total                          Capital                      Stockholders'
                                            Shares          Common        in Excess       Accumulated    Equity
                                            Issued           Stock           of Par           Deficit    (Deficit)
                                  --------------------------------------------------------------------------------------
Balance, March 31, 1997                  3,279,460             328   $    7,606,485  $     (7,169,362)   $       437,451

Shares issued through
 stock offering                             94,750               9        4,756,711                            4,756,720
Shares issued for cash                      78,786               8           67,378                 -             67,386
Shares issued in exchange
 for services                               64,166               6          387,494                 -            387,500
Shares issued for debt                       5,000               1           85,495                 -             85,496
Option issued for compensation                   -               -           81,247                               81,247
Options issued for rights                        -               -        6,000,000                 -          6,000,000
Net loss                                         -               -                -        (8,024,045)        (8,024,045)
                                  -------------------------------------------------------------------    ---------------

Balance, March 31, 1998                  3,522,162             352       18,984,810       (15,193,407)         3,791,755

Shares issued through
 stock offering                          1,521,358             152        3,771,382                 -          3,771,534
Shares issued for assets                   145,833              15        1,532,985                 -          1,533,000
Shares issued for cash                      92,950               9            3,709                 -              3,718
Correction of an error                      12,500               1                4                 -                  5
Shares issued in exchange
 for services                              273,703              27           43,420                 -             43,447
Shares issued for debt                      21,156               2          126,808                 -            126,810
Net loss                                         -               -                -        (4,213,079)        (4,213,079)
                                  -------------------------------------------------------------------    ---------------

Balance, March 31, 1999                  5,589,662             558       24,463,118       (19,406,486)         5,057,190

Conversion of debt to stock                646,113              64        3,768,546                 -          3,768,610
Stock for services                         415,846              42        3,678,699                 -          3,678,741
Stock for cash                              87,501               9            3,491                 -              3,500
Options for services                         6,250               1           59,374                 -             59,375
Stock for secured interest                   5,000               1           80,357                 -             80,358
Stock for assets                            31,250               3          320,310                 -            320,313
Issuance of options/warrants
  below market value                             -               -        4,527,087                 -          4,527,087
Old certificate/new rounding                    47               -                -                 -                  -
Net loss                                         -               -                -       (18,735,469)       (18,735,469)
                                  -------------------------------------------------------------------    ---------------

Balance, March 31, 2000                  6,781,669  $          678   $   36,900,982  $    (38,141,955)   $    (1,240,295)
                                  ================  ==============   ==============  ================    ===============

                 The accompanying notes are an integral part of
                     These consolidated financial statements

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows


                                                                                       For the Years Ended March 31,
                                                                             ----------------------------------------------------
                                                                             2000                  1999                     1998
                                                                             ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $    (18,735,469)   $     (4,213,079)  $     (8,024,045)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
   Amortization                                                                1,053,376             314,873            427,575
   Depreciation                                                                  295,431              79,599             70,209
   Loss on sale of assets                                                              -             160,836                  -
   Allowance for bad debts                                                       368,276              53,820            107,480
   Forgiveness of debt                                                           (29,375)                  -
   Reduction in product rights valuation                                               -                   -          3,133,333
   Common stock and options issued for services rendered                       8,345,561             448,547            651,517
 (Increase) decrease in:
   Accounts receivable                                                          (383,622)           (227,437)           (92,933)
   Prepaid expenses                                                              124,179            (187,090)            (2,756)
   Inventory                                                                   2,388,251             275,246         (2,498,860)
   Note receivable                                                                60,000            (530,530)                 -
   Deposits                                                                      (31,455)             (7,651)             7,514
   Investment                                                                      3,000                   -                  -
  Increase (decrease) in:
   Accounts payable                                                              193,566            (730,202)         1,448,879
   Accrued interest payable                                                        3,871              53,831                  -
   Customer deposits                                                                   -             (54,724)            54,724
   Short-term note payable                                                     1,972,502                   -           (300,000)
   Accrued expenses                                                              337,719              (4,667)           (60,213)
   Income taxes payable                                                                -                   -                100
                                                                        ------------------------------------   ----------------

     NET CASH USED BY OPERATING ACTIVITIES                                    (4,034,189)         (4,568,628)        (5,077,476)
                                                                        ----------------    ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of fixed assets                                                   -                   -            375,000
  Purchase or development of intangibles                                        (230,807)           (128,021)                 -
  Equipment purchases                                                           (908,440)           (198,736)          (194,392)
                                                                        ----------------    ----------------   ----------------

     NET CASH PROVIDED (USED) BY
       INVESTING ACTIVITIES                                                   (1,139,247)           (326,757)           180,608
                                                                        ----------------    ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                                                         3,500           3,502,167          4,824,204
  Issuance of notes payable                                                    3,550,000           3,043,409            135,000
  Payments made on notes payable                                                 (62,448)           (138,832)            (7,032)
                                                                        ----------------    ----------------   ----------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                          $      3,491,052    $      6,406,744   $      4,952,172
                                                                        ----------------    ----------------   ----------------

                 The accompanying notes are an integral part of
                     These consolidated financial statements

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                Consolidated Statements of Cash Flows (Continued)






                                                                                      For the Years Ended March 31,
                                                                        -------------------------------------------------------
                                                                                    2000                1999               1998
                                                                        -------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                         $     (1,682,384)   $      1,511,359   $         55,304

CASH AT BEGINNING OF YEAR                                                      1,732,199             220,840            165,536
                                                                        ----------------    ----------------   ----------------

CASH AT END OF YEAR                                                     $         49,815    $      1,732,199   $        220,840
                                                                        ================    ================   ================





                 The accompanying notes are an integral part of
                     These consolidated financial statements

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The Company's accounting policies reflect practices of the Centric graphical software applications, hotel pay-per-view provides hotels customers with visual recreational services, the cable television channel provides 3D viewing for subscribers and the hardware units sells the units required for viewing 3D movies and videos and conform to generally accepted accounting principles. The following policies are considered to be significant:

              PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and its subsidiary 3D.COM. All significant intercompany accounts and transactions have been eliminated.

              REVENUE RECOGNITION

              Revenue is recognized on an accrual basis upon deliver of the software or product, or as customers view pay-per-view items. Revenue consists of software sales, product sales, license fees, and monthly hotel pay-per-view fees.

              PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

                                                                              Years
                                                                         ---------------
                        Office furniture                                       5-7
                        Machinery and equipment                                  5

               PRODUCT RIGHTS

                                                                                     Net Book Value
                                                                                     ------------------------------
                                               Term           Cost     Amortization            2000            1999
                                      ---------------------------------------------  ------------------------------
               Product rights             4-5 years  $   3,948,268   $    1,659,038  $    2,289,230  $    2,423,399
               Contract/movie
                  rights                  2-5 years        324,559           65,530         259,029         111,133
                                      -------------  -------------   --------------  --------------  --------------

                                                     $   4,272,827   $    1,724,568  $    2,548,259  $    2,534,532
                                                     =============   ==============  ==============  ==============

              Product rights have been capitalized and amortized over five years using a straight line method. The total amortization of production costs for the years ended March 31, 2000, 1999 and 1998 amounted to $1,053,376, $314,873, and $427,575, respectively.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999


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


                                                                            For the Year Ended
                                                                            March 31, 2000
                                                        ----------------------------------------------------------
                                                         Loss               Shares              Per Share
                                                        (Numerator)         (Denominator)       Amount
                                                        -----------         -------------       ------
              Net loss                                  $      (18,735,469)          6,064,075  $            (3.09)
                                                        ==================  ==================  ==================



                                                                            For the Year Ended
                                                                            March 31, 1999
                                                        ----------------------------------------------------------
                                                        Loss                Shares              Per Share
                                                        (Numerator)         (Denominator)       Amount
                                                        -----------         -------------       ------
              Net loss                                  $       (4,213,079)          4,496,046  $            (0.94)
                                                        ==================  ==================  ==================



                                                                            For the Year Ended
                                                                            March 31, 1998
                                                        ----------------------------------------------------------
                                                        Loss                Shares              Per Share
                                                        (Numerator)         (Denominator)       Amount
                                                        -----------         -------------       ------
              Net loss                                  $      (8,024,045)           3,392,211  $            (2.37)
                                                        ==================  ==================  ==================

              CASH FLOWS

              For purposes of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit with banks.

              INCOME TAXES

              The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $22,000,000 available to offset future federal and state income tax through 2020. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such has been offset by a valuation allowance for the same amount.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              PRODUCTION COSTS

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

              PRIOR PERIOD RECLASSIFICATION

              Certain 1999 balances have been reclassified to conform to the presentation of the 2000 consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999


NOTE 2 -       INVENTORY

                                                                                               March 31,
                                                                            ------------------------------------
                                                                                         2000               1999
                                                                            ------------------------------------

                          Finished goods                                    $         727,512    $     1,035,682
                          WIP                                                               -          1,076,880
                          Raw goods                                                         -          1,003,201
                                                                            -----------------    ---------------

                                                                            $         727,512    $     3,115,763
                                                                            =================    ===============


              The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations. During the fiscal year, the Company recognized approximately $2.5 million in markdown of inventory attributable to a decision to restructure an activity. The amount is recorded in cost of goods.

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment as of March 31, 2000 and 1999 are detailed in the following summary:


                                                                                                     Net Book Value
                                                                     Accumulated  ---------------------------------
                                                          Cost      Depreciation             2000              1999
                                                 -------------------------------  ---------------------------------
              Office furniture and fixtures      $     168,465  $         41,571  $       126,894  $         24,320
              Machinery and equipment                1,209,061           260,048          949,013           569,488
              Hotel pay-per view equipment             470,313           117,579          352,734                 -
              Capital leases                                 -                 -                -            26,905
              Leasehold improvements                         -                 -                -             2,004
                                                 ------------------------------------------------------------------

                   Total                         $   1,847,839  $        419,198  $     1,428,641  $        622,717
                                                 =============  ================  ===============  ================

              Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the years ended March 31, 2000, 1999 and 1998 amounted to $205,471, $79,599 and $70,209, respectively.

NOTE 4 -      STOCKHOLDERS' EQUITY

              The Company is authorized to issue 500,000,000 shares of common stock, par value $.0001. As of March 31, 2000, the Company has issued 6,781,669 shares of common stock. On February 2, 2000, the Company authorized a 1:4 reverse stock split. The consolidated financial statements have been retroactively restated to reflect the reverse stock split.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999


NOTE 4 -      STOCKHOLDERS' EQUITY (Continued)

              The Company has issued approximately 257,000 post-split shares of S-8 stock during the year to meet operating expenses associated with its centric graphic and 3-D units operation.

NOTE 5 -      RELATED PARTIES

              Notes payable to related parties as of March 31, 2000 and 1999 are detailed in the following summary:


                                                                                 2000             1999
                                                                         -----------------------------
              Note payable to CEO; due on demand, with an
               interest rate of 10.4%; unsecured; accrued
               interest of $79,943 is due on demand.                     $          -       $  140,000
                                                                         -----------------  ----------

                   Total related party notes payable                                           140,000

                   Less: current portion                                            -         (140,000)
                                                                         -----------------  -----------

                   Long-term portion                                     $          -       $        -
                                                                         =================  ===========


              Maturities of the related party notes payable are as follows:

                                    Period ending March 31,              2001               $        -
                                                                         2002                        -
                                                                                            ----------

                                                                         Total              $        -
                                                                                            ==========

NOTE 6 -      LONG-TERM DEBT

              Notes payable as of March 31, 2000 and 1999 are detailed in the following summary:


                                                                                      2000                  1999
                                                                         ---------------------------------------

              Note payable to a company; due in monthly
               installments of $3,244 which includes
               interest at 8%; due July, 1999, unsecured.                $          48,287     $          53,907

              Convertible debentures to a company; due
               December 22, 2001, which includes interest
               at 8%.                                                                    -               750,000

              Convertible debentures to a company; due
               February 22, 2002, which includes interest at 8%.                         -             2,000,000
                                                                         -----------------     -----------------

              Balance Forward                                            $          48,287     $       2,803,907
                                                                         -----------------     -----------------

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999


NOTE 6 -      LONG-TERM DEBT (Continued)


                                                                                      2000                  1999
                                                                         ---------------------------------------

              Balance Forward                                            $          48,287     $       2,803,907

              Promissory note to various companies;
               April 1, 2001, which includes interest at 12%,
               secured by tangible and intangible assets.                        3,050,000                     -

              Note payable to a company; due June 8, 2000,
               interest at 10% due monthly, secured by
               equipment and inventory.                                            440,000               440,000

              Note payable to a company; unsecured, due in
               monthly installments of $19,654, which includes
               interest at 6%; due October 1999.                                    87,500               173,703
                                                                         -----------------     -----------------

                   Total long-term debt                                          3,625,787             3,417,610

                   Less: current portion                                         3,625,787              (227,610)
                                                                         -----------------     -----------------

                   Long-term portion                                     $               -     $       3,190,000
                                                                         =================     =================

              Maturities of long-term debt are summarized below:

                                               Period ending March 31,        2001             $       3,625,787
                                                                              2002                             -
                                                                              2003                             -
                                                                              2004                             -
                                                                              2005                             -
                                                                                               -----------------

                                                                              Total            $       3,625,787
                                                                                               =================

              The promissory notes consist of twelve companies that have lent the Company from $140,000 to $300,000 each. Subsequent to year end, the Company negotiated the promissory notes to a convertible line of credit. Each convertible note carries the following conversion privileges; first, approximately 44% of the note may be converted into common stock at $1.00 per share and, secondly, the remaining portion of the note may be converted into preferred shares. The preferred stock may not be issued until the Company has changed its Articles of Incorporation and obtain shareholder approval. The conversion rate for the preferred shares is to be determined by the Company. The estimated number of common shares that would be issued upon conversion are approximately 1,300,000 shares.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999


NOTE 7 -      LEASES

              At March 31, 2000, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:


                                                                                                       Operating
                                                                                                          Leases
                                                                                               -----------------

              Period ended March 31,
                                               2001                                            $         307,506
                                               2002                                                      309,127
                                               2003                                                      216,684
                                               2004                                                      174,684
                                               later years                                               174,684
                                                                                               -----------------

              Total minimum lease payments                                                     $       1,182,685
                                                                                               =================

              Rental expense for the years ended March 31, 2000, 1999 and 1998 amounted to $334,860, $135,580 and $187,961, respectively.

NOTE 8 -      CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

              CASH FLOW INFORMATION


                                                                                   March 31,
                                                                  ----------------------------------------------
                                                                             2000            1999           1998
                                                                  ----------------------------------------------

              Interest paid                                       $         2,134  $       34,535  $      18,478

              Income taxes paid                                   $           500  $          500  $         400

              NON-CASH INVESTING AND FINANCING ACTIVITIES

              For the years ending March 31, 2000 and 1999, the Company incurred the following non-cash investing and financing activities.

                                                                                   March 31,
                                                                  ----------------------------------------------
                                                                             2000            1999           1998
                                                                  ----------------------------------------------

              Capital lease obligations incurred                  $             -  $       29,895  $           -
              Issuance of stock and options for services
               rendered                                           $     8,345,561  $      448,547  $     651,517
              Issuance of stock for assets                        $       510,313  $    1,533,000  $           -
              Increase in debt for assets                         $                $      440,000  $           -
              Issuance of stock for debt                          $     3,768,610  $               $           -

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999

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

NOTE 10 -     COMMITMENTS AND CONTINGENCIES

              The Company has entered into an agreement to maintain a satellite transponder and uplink for broadcasting its three dimensional cable channel. The agreement requires the Company to make monthly payments of $100,000 to retain these services. In addition, the Company is required to pay an extra $27,500 as a deposit.

              The Company is a defendant is three pending litigation. The suits are for damages for breach of lease space of commercial property. The Company moved its operations during the year and has not been able to sublease the spaces. The Company is currently paying the lease payments on the property and is seeking a settlement with the landlords. the outcome of these negotiations are unknown at the present time.

              On March 31, 2000, the company entered into an agreement to purchase additional assets to supplement its hotel movie pay-per-view operations. Title to these assets will be transferred on April 14, 2000. The purchase price is $1,000,000 payable in cash of $60,000 and stock of approximately 160,000 shares.

              On February 4, 2000, the Company entered into a purchase commitment to acquire $500,000 of inventory associated with its 3D products. The Company has the option to pay cash or to issue the equivalent of restricted shares of common stock. As of March 31, 2000, the Company had received approximately $60,000 of product inventory. The Company has recorded the product received as a liability until the transaction is completed.

              In February 2000, the Company entered into a general release claim with a shareholder of the Company. The dispute was settled in consideration for 62,500 shares of restricted common stock.
              The stock was issued subsequent to March 31, 2000.

              In March 2000, the Company entered into several employment agreements with certain key personnel. The agreements provided compensation arrangements including non-qualified stock options to acquire common stock of the Company. The term of the agreements were for forty-eight months.

NOTE 11 -     ACQUISITIONS

              In December 1998, the Company purchased assets to supplement the hotel movie pay-per-view operations. The assets included existing contracts with several hotels to provide pay-per-view movies. The Company issued 250,000 shares of common stock, a convertible note and cash for the assets.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999

NOTE 12 -     GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through March 31, 2000. The Company does not have an established source of revenues sufficient to cover its operating costs.

              Management has formulated a plan to raise additional funding through stock issuances and increase in debt. In addition, the Company's projected revenues from the establishment of its three dimensional cable channel and 3-D home entertainment would provide sufficient capital for operations.

NOTE 13 -     COMMON STOCK AND WARRANTS

              Effective May 17, 1995, the stockholders approved a 1994 Incentive Stock Option Plan granting to key employees options to purchase Company common stock over a ten year period, at the fair market value at time of grant. The aggregate number of common shares of the Company which may be granted under the plan is 800,000 shares. The plan expires on March 23, 2004.

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

              Activity regarding stock options is summarized as follows:


                                                                   Number of Shares
                                                   ---------------------------------------------------------------
                                                             2000            Price           1999            Price
                                                   ---------------------------------------------------------------
              Options Granted:
                   Beginning of year                      201,987  $          0.04        588,700  $   .04 - 28.00
                   Additional granted                   2,314,717     0.04 - 28.00         16,000              .04
                   Canceled                                     -                -        (63,200)   12.00 - 28.00
                                                   ----------------------------------------------  ---------------

                   End of year                          2,516,704                         541,500
                                                   ==============                   =============

              Options Exercised:
                   Beginning of year                       56,251  $          0.04         70,810  $   .04 - 28.00
                   Additional exercised                    31,250             0.04        268,703              .04
                   Expired                                      -                -              -                -
                                                   ---------------------------------------------------------------

                   End of year                             87,501                         339,513
                                                   ==============                   =============

              Options Outstanding at End
                of Year                                 2,429,203                         201,987
                                                   ==============                   =============

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999


NOTE 13 -     COMMON STOCK AND WARRANTS (Continued)

              To retain, attract and compensate key individuals, the Company during the fiscal year granted several stock options to various individuals. These options are convertible into approximately 2,233,000 shares and range from $0.04 to $28.00 per post-split share. In addition, the Company granted options for services performed at $8.00 per post-split share.

              The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes pricing model. The following assumptions were used: risk-free interest rate of 5%, two and one-half year expected life, 91 to 120% expected volatility, and no expected dividends. Accordingly, the Company recognized compensation cost of approximately $4,500,000 associated with these options.

NOTE 14 -     ACQUISITION OF STRATA ASSETS

              The Company purchased from a financing institution the secured interest on a line of credit against Strata, Inc. (Strata). The Company continued to advance credit to Strata and as of March 31, 1999 have recorded a note receivable of $465,530. Also, on March 31, 1999, the Company obtained the secured interests of several other promissory notes held by several investors against Strata by exchanging stock for the notes. The Company exchanged 333,333 shares, at $3.00 per share, of common stock for the notes. The above notes hold a secured interest in the tangible assets, accounts receivable, intellectual property and other assets of Strata. These assets are associated with centric graphical software applications. In June 1999, the Company foreclosed upon Strata and acquired the collateralized assets of Strata. The Company recorded these assets under APB 16 and recognized fixed assets of approximately $364,000 and an intangible of approximately $834,000.

              At March 31, 1998, the Company's projected cash flows indicated that the recoverability of the asset may be impaired. Revaluation of the projected cash flow associated with this technology was determined to be approximately $2,500,000. Under FASB 121, an adjustment of $3,133,333 for impairment of the asset was recognized.

NOTE 15 -     RELATED PARTY TRANSACTIONS

              The Company owes certain officers and directors royalties from the revenue of book sales. In addition, the Company owes a major shareholder royalties on active users of the Chequemate product. The total amount owing to these individuals as of March 31, 2000 and 1999 was $-0- and $25,292, respectively.

NOTE 16 -     UNASSERTED CLAIMS

              The Company is currently negotiating a claim regarding performance by the Company on satisfying a contractual obligation. The claim is seeking additional compensation in the form of stock claiming that the initial payment of the stock was delayed and that due to the delay in receiving the stock, the compensation value was reduced and the party did not receive adequate compensation. Currently, the claim has not been settled and the outcome cannot be determined at this time.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999


NOTE 17 -     PROVISION FOR INCOME TAXES

              The provision for income taxes for the years ended March 31, 2000 and 1999 consists of the following:


                                                   Current           Deferred            Total
                                                   -------------     -------------       -------------

              Year ended March 31, 2000
                   U.S. Federal                    $           -     $           -       $           -
                   State and local                           500                 -                 500
                                                   -------------     -------------       -------------

                                                   $         500     $           -       $         500
                                                   =============     =============       =============

              Year ended March 31, 1999
                   U.S. Federal                    $           -     $           -       $           -
                   State and local                           500                 -                 500
                                                   -------------     -------------       -------------

                                                   $         500     $           -       $         500
                                                   =============     =============       =============


              Income tax expense was $500 and $500 for each of the years ended March 31, 2000 and 1999, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to loss from operations before provision for income taxes and extraordinary item as a result of the following:

                                                                                      2000                  1999
                                                                         ---------------------------------------
              Computed "expected" benefit                                $      (7,215,000)    $      (1,552,274)
              State tax payable                                                        500                   500
              Increase (reduction) in income taxes resulting from:
                   Change in valuation allowance for deferred
                     tax assets                                                  4,778,892             1,543,274
                   Non-deductible expenses                                       2,436,108                 9,000
                                                                         -----------------     -----------------

                        Income tax provision                             $             500     $             500
                                                                         =================     =================

              The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2000 and 1999 are presented below:

              Deferred tax assets:
                   Net operating loss carryforwards
                        Total deferred tax assets                        $      12,871,774     $       5,656,774
                        Less valuation allowance                               (12,871,774)           (5,656,774)
                                                                         -----------------     -----------------

                        Net deferred tax assets                          $               -     $               -
                                                                         =================     =================

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999


NOTE 18 -     SUBSEQUENT EVENTS

              In March 2000, the Company entered into an agreement to obtain the rights to certain hotel pay-per-view leases. In exchange for the leases, the Company would pay $18,900 in cash and deliver free trading stock worth $122,300 on the date of closing. The agreement closed in April 2000.

              In May 2000, the Company entered into an asset purchase agreement to acquire equipment related to its hotel pay-per-view business. The purchase price is $510,000, payable in cash of $40,000 and common stock of approximately 78,000 shares.

              In February 2000, the Company entered into an agreement to acquire the right to 50 motion pictures to enhance its 3D television operations. The purchase price for the rights to these pictures was 100,000 shares of common stock. The Company did not receive Board approval of the agreement until April 2000 and did not receive possession of any of the pictures until May 2000. The stock was subsequently issued in June 2000.

NOTE 19 -     SEGMENT INFORMATION

              The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

              The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies.

               Financial information with respect to the reportable segments follows:


                                          Centric          Hotel        Cable              3D
                                        Graphical   Pay-Per-View      Channel           Units            Total
                                    --------------------------------------------------------------------------

Revenue from external customer      $   2,154,164  $     411,367  $         -   $     268,478      $ 2,834,009

Depreciation and amortization             435,510        432,591      434,237          46,469        1,348,807

Operating cost                          6,115,019      5,117,803    6,304,114       2,775,907       20,312,843

Segment loss                            4,304,533      5,139,027    6,738,351       2,553,898       18,735,809


NOTE 20 -      SHORT TERM OBLIGATIONS

               The Company entered into various agreements and commitments for services to be rendered to the Company. These obligation were to be paid in common stock of the Company after approval by the Board of Directors. Subsequent to year-end, the Board approved some of the agreements and the stock was then approved and issued. One agreement is still waiting Board approval. The Company has recorded the obligations as a liability pending the issuance of the stock.

ITEM 8.  Changes and Disagreements with Accountant

         The Company does not have any disagreements with its accountants regarding the accounting and financial disclosures contained in this Form 10-KSB report.


                                    PART III

ITEM 9.  Directors and Executive Officers


Name and Principal Occupation or            Age      First            Shares of Common  Percentage of
Employment                                           Became a         Stock             Common Stock
                                                     Director         Beneficially      Outstanding
                                                                      Owned
--------------------------------------------------------------------------------

Harold P. Glick                             58       1995             100,000           1.1 %
Partner in the real estate company of
Moore Warfield & Glick

--------------------------------------------------------------------------------

Robert E. Warfield                          60       1995             212,500           2.3%
Partner in the real estate company of
Moore Warfield & Glick

-------------------------------------------------------------------------------

Andre Peterson                              47       1998              30,574 (1)       less than 1%
VP of Marketing and Chief Marketing
Officer of Cogito Incorporated

--------------------------------------------------------------------------------

John Bartholomew                            41       1998              61,396 (2)       1%
General Manager of The Kaizen Group

-------------------------------------------------------------------------------

Daniel Thompson                             49       1999             125,000 (3)       0%


-------------------------------------------------------------------------------
J. Michael Heil                             45       n/a              125,000 (3)       0%
CEO

--------------------------------------------------------------------------------

D. Alan Hunter                              46       n/a               25,000 (3)       0%
Secretary

--------------------------------------------------------------------------------

(1) This amount includes 30,000 shares available under unexercised options.

(2) This amount includes 34,285 shares available under unexercised options.
(3) This amount consists of shares available under unexercised options.


Business Experience

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

Andre Peterson. Director. Mr. Peterson is an alumnus of Brigham Young University, where he majored in Business Management. He is currently the Vice President of Marketing and Chief Marketing Officer for Cogito Incorporated, a software technology development company. He was the VP of Marketing and a Partner of The Kaizen Group, a marketing and development group for start-up software from 1996 to 1998. He served as the President of Enhanced Simulation Marketing from 1994 through 1996, marketing a newly patented motion simulator for the entertainment industry. He was the VP of Marketing for WordPerfect Corporation and Novell Corporation from 1983 to 1994. Mr. Peterson was responsible for all aspects of sales and marketing for WordPerfect, taking sales from one million in 1983, to over seven hundred million in 1994. Prior to working for WordPerfect, Mr. Peterson was a member of the White House Staff for four years.

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

Daniel R. Thompson. Director. Since January of 1984, Mr. Thompson has served as president of Creative Entertainment Services, a multifaceted entertainment agency specializing in product placement, promotional advertising, closed captioning sponsorships, program sponsorships and distribution. He also serves as an officer of Creative Television Marketing of Los Angeles, California and as a director of Creative Promotional Marketing of Boston, Massachusetts.


Committees of the Board of Directors

         Robert E. Warfield serves as the sole voting member of the Compensation Committee of the board of directors. Andre Peterson serves as the Chairman of the Audit Committee, with Harold Glick and John Bartholomew as members. The Compensation Committee has been charged with the responsibility of evaluating and establishing compensation for the management of the Company and the grant of corporate stock options. The Audit Committee has been charged with the responsibility of communicating with the auditors of the Company, and evaluating the accounting controls, functions and systems of the Company.


Executive Officers

         The following table outlines the executive officers of the Company.


--------------------------------------------------------------------------------
Name                       Age      Position Held             Current Term of Office and period of Service
--------------------------------------------------------------------------------
J. Michael Heil            45       CEO                       September 1998 to present
--------------------------------------------------------------------------------
D. Alan Hunter             46       Secretary                 February 2000 to present
--------------------------------------------------------------------------------

Business Experience

J. Michael Heil. CEO. Mr. Heil has over 17 years experience in the satellite and television business. Mr. Heil was formerly president of Skylink America, Inc. and Satellite Cinema, successfully launching five digital video pay-per-view networks. During his tenure in these businesses, he developed the business to $20 million in annual revenue and over 150,000 subscribers. He was the Director of Operations for Comsat Video Enterprises, and Chairman and CEO of Television Entertainment Network, Inc., a Canadian hotel pay-per-view company.

D. Alan Hunter. Secretary and General Counsel. Mr. Hunter obtained his law degree at the University of Florida College of Law and is admitted to practice law in the states of California and Florida. Prior to November 1995, Mr. Hunter was engaged in the general practice of law in West Palm Beach, Florida. From November 1995 until September 1999, he served as general counsel for Logix Development Corporation. Logix is a Camarillo, California company that is engaged in the business of being a technical service provider to the C-band satellite DTH industry and in hosting Internet websites. Mr. Hunter was employed by C-3D Digital as general counsel in November of 1999 and was elected by the board of directors to serve as Secretary to the Company in February 2000.



ITEM 10.  Executive Compensation

         The table set forth below contains information about the remuneration received and accrued during fiscal years 1999 and 2000 from the Company and its subsidiaries by the Chief Executive Officer and each of the most highly compensated executive officers of the Company.


--------------------------------------------------------------------------------

Name and Principal         Fiscal Year      Salary ($)        Bonus ($)        All Other Annual
Position                                                                       Compensation
-------------------------------------------------------------------------------

J. Michael Heil            2000             $184,800          $0                         $0
CEO and Chairman           1999             $100,000          $6,299                     $0
--------------------------------------------------------------------------------

D. Alan Hunter             2000             $84,000           $0                         $0
Secretary                  1999             $0                $0                         $0
-------------------------------------------------------------------------------------------------------------------

         The following chart shows the stock options that were granted to executive officers of the Company during the last completed fiscal year.


--------------------------------------------------------------------------------

Name and Principal         Total            Percentage of total        Total            Exercise         Expiration
Position                   Options          granted to employees       Options          Price            Date
                           Granted          in fiscal year             Vested           ($/share)
-------------------------------------------------------------------------------

J. Michael Heil            625,000          44.19%                     125,000          125,000          3/31/2005
CEO                                                                    @$0.04           @$0.04
                                                                       0                125,000          3/31/2005
                                                                                        @$8.00
                                                                       0                125,000          3/31/2005
                                                                                        @$16.00
                                                                       0                125,000          3/31/2005
                                                                                        @$24.00
                                                                       0                125,000          3/31/2005
                                                                                        @$28.00
--------------------------------------------------------------------------------

D. Alan Hunter              75,000          5.3%                       0                25,000           3/31/2005
Secretary                                                                               @$0.04
                                                                       0                25,000           3/31/2005
                                                                                        @$8.00
                                                                       0                25,000           3/31/2005
                                                                                        @$16.00
                                                                       0                25,000           3/31/2005
                                                                                        @$24.00
                                                                       0                25,000           3/31/2005
                                                                                        @$28.00
--------------------------------------------------------------------------------

The following table reflects the number of unexercised options that are exercisable and unexercisable at the end of fiscal year 2000. None of the executive officers exercised any options in the fiscal year ending March 31, 2000.


--------------------------------------------------------------------------------

                           Number of unexercised options               Value of unexercised in-the-money
                           at FY-end (#)                               options at FY-end ($)
Name of Officer            exercisable/unexercisable                   exercisable/unexercisable
-------------------------------------------------------------------------------

J. Michael Heil            125,000/0                                   $1,000,000/$0
--------------------------------------------------------------------------------

D. Alan Hunter             0/25,000                                    $0/$200,000
--------------------------------------------------------------------------------

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

         The table below sets forth certain information as of June 20, 2000 with respect to each person who owns of record, or is known to the Company to beneficially own, more than 5% of the outstanding shares of Voting Common Stock, and the beneficial ownership of such securities by each officer and director who owns any stock, and by all officers and directors as a group. The original directors and officers of the Company, whose aggregate share holdings are now just more than three percent of the total shares outstanding, may be deemed to have been promoters of the Company.


Name and Address of Beneficial Owner        Amount and Nature of Ownership      Percent of currently issued of
                                            Voting Stock                        and Subscribed Common
                                                                                Stock
--------------------------------------------------------------------------------
Blaine Harris                               100,584 Direct Ownership            5.8%
1222 East Golf Course Circle                431,400 Indirect Ownership
Bountiful, UT 84010
--------------------------------------------------------------------------------
Robert Warfield                             212,500
10481 Golf Course Road                      Direct Ownership                    2.3%
Ocean City, MD 21842
--------------------------------------------------------------------------------
Harold P. Glick                             100,000
10706 Piney Island Drive                    Direct Ownership                    1.1%
Bishopville, MD 21842
--------------------------------------------------------------------------------
Andre Peterson                              30,574                              less than 1%
291 East 950 South                          Direct Ownership
Orem, UT 84058
--------------------------------------------------------------------------------
John Bartholomew                            61,396                              less than 1%
291 East 950 South                          Direct Ownership
Orem, UT 84058
--------------------------------------------------------------------------------
Crooks Hollow Road LLC                      671,463                             7.3%
P.O. Box 31106 SMB                          Direct Ownership
Grand Cayman, Cayman Islands
--------------------------------------------------------------------------------
All Officers and Directors                  404,470                             4.4%
As a Group                                  Direct Ownership
--------------------------------------------------------------------------------

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

ITEM 12.  Certain Relationships and Related Transactions.

         The Company has no related transactions to report this year.



ITEM 13.  Exhibits and Reports on Form 8-K

         (a)  Exhibits


         NO.      DESCRIPTION
         ---      -----------
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

         10.2     Affiliate Agreement with VisionComm dated February 28, 2000.

         10.3     Affiliate Agreement with CableAmerica Corporation dated February 17, 2000

         10.4     Affiliate Agreement with TelePro Communications, Inc., dated December 31, 1999

         10.5     License Agreement with Trimark Pictures, Inc., dated February 8, 2000

         10.6     Purchase Agreement with I-O Display Systems, LLC, dated February 4, 2000

         10.7     Employment Agreements with key employees dated March, 2000

         10.8     Consent of auditor HJ & Associates, LLC


         (b) Reports Filed on Form 8-K

         December 23, 1998 Form 8-K regarding the acquisition of pay-per-view assets from Alpha Broadcasting Corp.

         April 14, 1999 Form 8-K regarding the acquisition of secured interests in the assets of Strata, Inc.

         July 22, 1999 Form 8-K regarding the acquisition of pay-per-view assets from King Farms, Inc.

         May 26, 2000 Form 8-K regarding the sale of stock to Crooks Hollow Road, LLC for $2.8M, and the issuance of a dozen convertible line of credit promissory notes aggregating $3M and another two such notes for $1M each.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      /s/ J. Michael Heil                                    July 12, 2000
    ---------------------------------------------          ------------------
    J. Michael Heil, CEO                                          Date


      /s/ Andre Peterson                                     July 12, 2000
    ---------------------------------------------          ------------------
    Andre Peterson, Principal Accounting Officer                  Date



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       /s/ J. Michael Heil                                    July 12, 2000
     ---------------------------------------------          ------------------
     J. Michael Heil, CEO                                          Date



       /s/ Andre Peterson                                     July 12, 2000
     ---------------------------------------------          ------------------
     Andre Peterson, Director                                      Date



       /s/ J. Michael Heil                                    July 12, 2000
     ---------------------------------------------          ------------------
     J. Michael Heil, for John Bartholomew, Director               Date



       /s/ J. Michael Heil                                    July 12, 2000
     ---------------------------------------------          ------------------
     J. Michael Heil, for Robert E. Warfield, Director             Date



       /s/ J. Michael Heil                                    July 12, 2000
     ---------------------------------------------          ------------------
     J. Michael Heil, for Harold P. Glick, Director                Date



       /s/ J. Michael Heil                                    July 12, 2000
     ---------------------------------------------          ------------------
     J. Michael Heil, for Daniel Thompson, Director                Date

                                POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints J. Michael Heil and Alan Hunter as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, the 10-KSB report for the 2000 fiscal year and any and all amendments to the same report.


Signature                                             Title


 /s/ J. Michael Heil                        Chairman of the Board of Directors
----------------------------------          Chief Executive Officer
J. Michael Heil                             Principal Accounting Officer


 /s/ John Bartholomew                       Director
----------------------------------
John Bartholomew


 /s/ Harold P. Glick                        Director
----------------------------------
Harold P. Glick


 /s/ Andre Peterson                         Director
----------------------------------
Andre Peterson


 /s/ Daniel R. Thompson                     Director
----------------------------------
Daniel R. Thompson


 /s/ Robert E. Warfield                     Director
----------------------------------
Robert E. Warfield
