Form 10QSB
period 2000-06-30
CHEQUEMATE INTERNATIONAL INC
filed 2000-08-21
CIK 850218

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarterly Period Ended: June 30, 2000


                        Commission File Number: 01-15043


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

      330 Washington Boulevard, Suite 507, Marina del Rey, California 90292
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 306-6666
                              --------------------
                           (Issuer's Telephone Number)


         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days .
YES  X   NO
   -----   -----

         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: August 17, 1999: 10,246,357

Transitional Small Business Format:  YES      NO  X
                                        -----   -----

                                TABLE OF CONTENTS

                           PART I-FINANCIAL INFORMATION



Item 1. Financial Statements

UNAUDITED CONSOLIDATED BALANCE SHEETS............................................................5

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS..................................................8

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS...................................................9

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS............................................10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation...........................................15

GENERAL INFORMATION.............................................................................

RESULTS OF OPERATIONS...........................................................................

LIQUIDITY AND CAPITAL RESOURCES.................................................................

FORWARD LOOKING STATEMENTS......................................................................

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings.......................................................................18

Item 2. Changes in Securities...................................................................18

Item 5. Other Information.......................................................................18

Item 6. Exhibits and Reports on Form 8-K........................................................19

               PART I - FINANCIAL INFORMATION




                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                               (dba C3-D Digital)

                        Consolidated Financial Statements

                             June 30, 2000 and 1999

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholders
Chequemate International, Inc. and Subsidiaries
(dba C3-D Digital)
124 Ferry St. SW
Albany, OR 97321


We have reviewed the accompanying consolidated balance sheet of Chequemate International, Inc. and Subsidiaries as of June 30, 2000 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Chequemate International, Inc. and Subsidiaries as of March 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein) and in our report dated July 7, 2000, we expressed an unqualified opinion on those consolidated financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
August 17, 2000

                                 C O N T E N T S

Consolidated Balance Sheets ..................................................................................... 5

Consolidated Statements of Operations ........................................................................... 7

Consolidated Statements of Cash Flows ........................................................................... 8

Notes to Consolidated Financial Statements ...................................................................... 9

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                           Consolidated Balance Sheets


                                     ASSETS


                                                                              June 30,             March 31,
                                                                                2000                 2000
                                                                         -----------------     -----------------
                                                                             (Unaudited)
CURRENT ASSETS

  Cash                                                                   $         262,575     $          49,815
  Accounts receivable - net of allowances of $472,096
   and $422,096, respectively                                                      105,898               213,268
  Inventory (Note 2)                                                               707,603               727,512
  Prepaid expenses                                                                 141,037                74,170
                                                                         -----------------     -----------------

     Total Current Assets                                                        1,217,113             1,064,765
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT (Note 3)                                                  1,586,575             1,428,641
                                                                         -----------------     -----------------

OTHER ASSETS

  Notes receivable                                                                  50,000                50,000
  Product rights                                                                 2,327,645             2,548,259
  Movie production cost (net)                                                      801,732               809,640
  Refundable deposits                                                              135,366                47,159
                                                                         -----------------     -----------------

     Total Other Assets                                                          3,314,743             3,455,058
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $       6,118,431     $       5,948,464
                                                                         =================     =================


    The accompanying notes are an integral part of this financial statement.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                              June 30,             March 31,
                                                                                2000                 2000
                                                                         -----------------     -----------------
                                                                            (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                                       $         428,941     $       1,089,974
  Short-term obligations                                                           753,410             1,972,502
  Accrued expenses                                                                 373,149               376,391
  Income tax payable                                                                   500                   500
  Accrued interest payable                                                         226,105               123,605
  Current portion long-term debt (Note 5)                                        2,995,787             3,625,787
                                                                         -----------------     -----------------

     Total Current Liabilities                                                   4,777,892             7,188,759
                                                                         -----------------     -----------------

     Total Liabilities                                                           4,777,892             7,188,759
                                                                         -----------------     -----------------


STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 10,345,925 and 6,781,669 shares
   outstanding at June 30, 2000 and March 31, 2000,
   respectively                                                                     1,035                   678
  Capital in excess of par                                                      45,632,593            36,900,982
  Accumulated deficit                                                          (44,293,089)          (38,141,955)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                        1,340,539            (1,240,295)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                         $       6,118,431     $       5,948,464
                                                                         =================     =================

    The accompanying notes are an integral part of this financial statement.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations


                                                                                  For the Three Months Ended
                                                                                           June 30,
                                                                         ---------------------------------------
                                                                                  2000                 1999
                                                                         -----------------     -----------------

REVENUES                                                                 $         117,709     $         767,009

COST OF SALES                                                                      364,412               332,949
                                                                         -----------------     -----------------

GROSS PROFIT (LOSS)                                                               (246,703)              434,060
                                                                         -----------------     -----------------

EXPENSES

   Selling expenses                                                                254,628               810,875
   General and administrative                                                    5,553,271             1,515,306
                                                                         -----------------     -----------------

     Total Expenses                                                              5,807,899             2,326,181
                                                                         -----------------     -----------------

OTHER INCOME (EXPENSE)

   Interest income                                                                  12,544                 7,481
   Interest expense                                                               (109,076)              (90,486)
                                                                         -----------------     -----------------

     Net Other Expense                                                             (96,532)              (83,005)
                                                                         -----------------     -----------------

NET (LOSS) BEFORE INCOME TAXES                                                  (6,151,134)           (1,975,126)

INCOME TAX PROVISION                                                                -                     -
                                                                         -----------------     -----------------

NET (LOSS)                                                               $      (6,151,134)    $      (1,975,126)
                                                                         =================     =================

(LOSS) PER SHARE                                                         $           (0.75)    $           (0.35)
                                                                         =================     =================

AVERAGE NUMBER OF SHARES OUTSTANDING                                             8,173,783             5,664,162
                                                                         =================     =================

    The accompanying notes are an integral part of this financial statement.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows


                                                                                 For the Three Months Ended
                                                                                          June 30,
                                                                         ---------------------------------------
                                                                                 2000                   1999
                                                                         -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss)                                                            $      (6,151,134)    $      (1,975,126)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                                 309,053               113,783
     Bad debt expense                                                               50,000                -
     Common sock and options issued for services                                 7,431,968                -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                     57,370              (125,645)
     (Increase) decrease in inventory                                               19,909              (166,624)
     (Increase) decrease in prepaid expense                                        (66,867)             (120,630)
     (Increase) decrease in deposits                                               (88,207)               -
     Increase (decrease) in accounts payable                                      (661,033)              156,567
     Increase (decrease) in short-term debt                                     (1,219,092)               -
     Increase (decrease) in accrued expenses                                        (3,242)               11,548
     Increase (decrease) in accrued interest                                       102,500                55,774
                                                                         -----------------     -----------------

       Net Cash (Used) by Operating Activities                                    (218,775)           (2,351,797)
                                                                         -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                                       (238,465)               -
   Purchase of movie rights                                                         -                   (262,876)
                                                                         -----------------     -----------------

       Net Cash (Used) by Investing Activities                                    (238,465)             (262,876)
                                                                         -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from common stock                                                       -                    465,980
   Proceeds from debt                                                              670,000               500,000
   Payments of capital leases                                                       -                    (13,602)
   Payments of long-term debt                                                       -                    (59,746)
                                                                         -----------------     -----------------

       Net cash Provided by Financing Activities                                   670,000               892,632
                                                                         -----------------     -----------------

NET (DECREASE) IN CASH                                                             212,760            (1,420,597)

CASH AT BEGINNING OF PERIOD                                                         49,815             1,732,199
                                                                         -----------------     -----------------

CASH AT END OF PERIOD                                                    $         262,575     $         311,602
                                                                         =================     =================

    The accompanying notes are an integral part of this financial statement.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              BASIS OF PRESENTATION

              The consolidated financial statements presented are those of Chequemate International, Inc. and its wholly-owned subsidiary. Chequemate International, Inc. is presently engaged in the business of centric graphical software applications, hotel pay-per-view services and cable channel services.

              In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the three month period ended June 30, 2000 and 1999, (b) the consolidated financial position at June 30, 2000 and (c) the consolidated statements of cash flows for the three month period ended June 30, 2000 and 1999. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2000. The results of operations for interim periods are not necessarily indicative of the result to be expected for the full year.

              The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

              The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on July 14, 2000.

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

              PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

                                                                              Years
                                                                            ---------
                        Office furniture                                       5-7
                        Machinery and equipment                                 5

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              BASIC LOSS PER SHARE

              Basic loss per share is calculated using a weighted average for common stock.


                                                                         For the Three Months Ended
                                                                              June 30, 2000
                                                        ----------------------------------------------------------
                                                             Loss                Shares             Per Share
                                                          (Numerator)         (Denominator)          Amount
                                                        ------------------  ------------------  ------------------
              Net loss                                  $       (6,151,134)          8,173,783  $            (0.75)
                                                        ==================  ==================  ==================



                                                                         For the Three Months Ended
                                                                               June 30, 1999
                                                        ----------------------------------------------------------
                                                             Loss                Shares             Per Share
                                                          (Numerator)         (Denominator)          Amount
                                                        ------------------  ------------------  ------------------
              Net loss                                  $       (1,975,126)          5,664,162  $            (0.35)
                                                        ==================  ==================  ==================

              CASH FLOWS

              For purposes of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit with banks.

              INCOME TAXES

              The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $23,000,000 available to offset future federal and state income tax through 2020. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such has been offset by a valuation allowance for the same amount.

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999


NOTE 2 -       INVENTORY


                                                                                June 30,             March 31,
                                                                                 2000                 1999
                                                                            -----------------    ---------------
                          Finished goods                                    $         707,603    $       727,512
                                                                            -----------------    ---------------

                                                                            $         707,603    $       727,512
                                                                            =================    ===============

              The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations.

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment as of June 30, 2000 and March 31, 2000 are detailed in the following summary:


                                                                                          Net Book Value
                                                                    Accumulated   ---------------------------------
                                                     Cost           Depreciation      6-30-2000         3-31-2000
                                                 -------------  ----------------  ---------------  ----------------
              Office furniture and fixtures      $     196,759  $         45,401  $       151,358  $        126,894
              Machinery and equipment                1,275,682           299,608          976,074           949,013
              Hotel pay-per view equipment             582,918           123,775          459,143           351,734
                                                 -------------  ----------------  ---------------  ----------------

                   Total                         $   2,055,359  $        468,784  $     1,586,575  $      1,428,641
                                                 =============  ================  ===============  ================

              Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the three months ended June 30, 2000 and March 31, 2000 amounted to $77,531 and $205,471, respectively.

NOTE 4 -      STOCKHOLDERS' EQUITY

              The Company is authorized to issue 500,000,000 shares of common stock, par value $.0001. As of June 30, 2000, the Company has issued 10,345,925 shares of common stock. On February 2, 2000, the Company authorized a 1:4 reverse stock split. The consolidated financial statements have been retroactively restated to reflect the reverse stock split.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999


NOTE 5 -      LONG-TERM DEBT

              Notes payable as of June 30, 2000 and March 31, 2000 are detailed in the following summary:


                                                                                    June 30,           March 31,
                                                                                     2000               2000
                                                                                 ---------------  ----------------
                                                                                  (Unaudited)
              Note payable to a company; due in monthly
               installments of $3,244 which includes
               interest at 8%; due July, 1999, unsecured.                        $        48,287  $         48,287

              Promissory notes to various companies;
               April 1, 2001, which includes interest at 12%,
               secured by tangible and intangible assets.                              2,500,000         3,050,000

              Note payable to a company; due June 8, 2000,
               interest at 10% due monthly, secured by
               equipment and inventory.                                                  440,000           440,000

              Note payable to a company; unsecured, due in
               monthly installments of $19,654, which includes
               interest at 6%; due October 1999.                                           7,500            87,500
                                                                                 ---------------  ----------------

                   Total long-term debt                                                2,995,787         3,625,787

                   Less: current portion                                              (2,995,787)        3,625,787
                                                                                 ---------------  ----------------

                   Long-term portion                                             $        -       $         -
                                                                                 ===============  ================

              Maturities of long-term debt are summarized below:

                                               Period ending June 30,         2001             $       2,995,787
                                                                              2002                        -
                                                                              2003                        -
                                                                              2004                        -
                                                                              2005                        -
                                                                                               -----------------

                                                                              Total            $       2,995,787
                                                                                               =================

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999


NOTE 6 -      CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

              CASH FLOW INFORMATION


                                                                                      June 30,        March 31,
                                                                                       2000            2000
                                                                                   --------------  -------------
              Interest paid                                                        $       18,478  $       2,134

              Income taxes paid                                                    $          500  $         500

              NON-CASH INVESTING AND FINANCING ACTIVITIES

              For the years ending June 30, 2000 and March 31, 2000, the Company incurred the following non-cash investing and financing activities.


                                                                                      June 30,        March 31,
                                                                                       2000            2000
                                                                                   --------------  -------------
              Capital lease obligations incurred                                   $       -       $      -
              Issuance of stock and options for services
               rendered                                                            $    7,431,968  $   8,345,561
              Issuance of stock for assets                                         $       -       $     510,313
              Issuance of stock for debt                                           $    1,300,000  $   3,768,610

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL INFORMATION

              For more detailed information regarding the financial position of the Company, please refer to the Unaudited Financial Statements for the first quarter (three months) of the fiscal year 2001 ended June 30, 2000.


RESULTS OF OPERATIONS



                                                                 For the Three Months Ended
                                                                           June 30,
                                                                  ------------------------
                                                                    2000            1999
                                                                  --------       ---------
REVENUES                                                          $117,709       $ 767,009

COST OF SALES                                                      364,412         332,949
                                                                  --------       ---------

GROSS PROFIT (LOSS)                                               (246,703)        434,060
                                                                  --------       ---------



              Revenues fell substantially, as a contract for the sale of software in Japan expired. This contract previously yielded approximately $100,000 per month. Additionally, the software development division of the Company adopted a new strategy this year of giving the Strata3D software package away for free, and charging for upgrades and plugins, manuals and instructional videotapes.


EXPENSES

              Selling expenses                                                   254,628         810,875
              General and administrative                                       5,553,271       1,515,306
                                                                         ---------------

                  Total Expenses                                               5,807,899       2,326,181
                                                                         ---------------

OTHER INCOME (EXPENSE)

              Interest income                                                     12,544           7,481
              Interest expense                                                  (109,076)        (90,486)
                                                                         ---------------  --------------

                  Net Other Expense                                              (96,532)        (83,005)
                                                                         ---------------  --------------

NET (LOSS) BEFORE INCOME TAXES                                        (6,151,134)     (1,975,126)

INCOME TAX PROVISION                                                           -               -
                                                                     -----------     -----------

NET (LOSS)                                                           $(6,151,134)    $(1,975,126)
                                                                     ===========     ===========





                                     ASSETS


                                                                              June 30,
                                                                                2000
                                                                         -----------------
                                                                             (Unaudited)
CURRENT ASSETS

  Cash                                                                   $         262,575
  Accounts receivable - net of allowances                                          105,898
  Inventory                                                                        707,603
  Prepaid expenses                                                                 141,037
                                                                         -----------------

     Total Current Assets                                                        1,217,113
                                                                         -----------------




PROPERTY AND EQUIPMENT                                                           1,586,575
                                                                         -----------------






OTHER ASSETS

  Notes receivable                                                                  50,000
  Product rights                                                                 2,327,645
  Movie production cost (net)                                                      801,732
  Refundable deposits                                                              135,366
                                                                         -----------------

     Total Other Assets                                                          3,314,743
                                                                         -----------------

     TOTAL ASSETS                                                        $       6,118,431
                                                                         =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                              June 30,
                                                                                2000
                                                                         -----------------
                                                                            (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                                       $         428,941
  Short-term obligations                                                           753,410
  Accrued expenses                                                                 373,149
  Income tax payable                                                                   500
  Accrued interest payable                                                         226,105
  Current portion long-term debt (Note 5)                                        2,995,787
                                                                         -----------------

     Total Current Liabilities                                                   4,777,892
                                                                         -----------------

     Total Liabilities                                                           4,777,892
                                                                         -----------------









LIQUIDITY AND CAPITAL RESOURCES

   The Company continues to be dependent on investment capital to fund its operations. The Company has made arrangements with some of its consultants to receive stock in lieu of cash for the services they render to the Company. There can be no assurance that the Company will continue to be able to attract sufficient investment capital to fund its operations, or that the consultants will continue to accept stock in lieu of cash. The Company is negotiating with an offshore investor to establish an equity line of credit.



FORWARD LOOKING STATEMENTS

   This filing includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). The SLRA provides a "safe harbor" for such statements to encourage companies to provide prospective information about themselves so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. All statements other than statements of historical fact made in this report or incorporated by reference are forward-looking. In particular, the statements herein regarding the availability of adequate funding and progress in the development of its various business segments are forward-looking statements. Forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that the Company's actual results may differ significantly from management's expectations and, therefore, from the results discussed in such forward-looking statements.

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



ITEM 2 - Changes in Securities

         Set forth in the table below is a summary of all securities sold by the Company through the month of June in calendar year 2000 (without registering the securities under the Securities Act of 1933), and which have not been previously reported in the SEC filings of the Company.


---------------------------------------------------------------------------------------------------------------------
  Date               Title and amount of          Consideration                    Class of persons to
                       Securities sold                                                 whom sold
---------------------------------------------------------------------------------------------------------------------
A    6/30/2000       2,728 shares common          $30,000 worth                      U.S. Investor
                         stock                    Of advertising

---------------------------------------------------------------------------------------------------------------------

         This transaction constituted a private placement under Regulation D. The private placement transaction was made for services rendered to the Company, and the investor is believed to be an accredited investor, as defined in Rule 501(a) of Regulation D.



ITEM 5 - Other Information

   In August, 2000, the Company renegotiated three agreements relating to its Hotel Movie Network division.
   First, the Company received the necessary consent to acquire the Pay-Per-View assets of a Canadian based company (Cinema Internet Networks, Inc.) partly in exchange for stock to be registered. These assets were already being operated by the Company, but the revenues were inaccessible to the Company.
   Second, the Company agreed to acquire, in exchange for registered stock, a lease of personal property wherein the above Cinema Internet Networks was the lessee, from the lessor, Scott Applegate.
   Third, the Company agreed to acquire from United Business Services, Inc., a facility for manufacturing and servicing Video On Call systems and devices, including all copyrighted software and technology of the business.






ITEM 6 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

a.    Exhibits:

         10.1     Agreement between the Company and Cinema Internet Networks,
                  Inc. dated as of August 3, 2000.                                  21

         10.2     Agreement between the Company and Scott Applegate, dated
                  August 9, 2000.                                                   44

         10.3     Agreement between the Company and United Business Services,
                  dated August 8, 2000                                              45

         10.4     Consent of accountants HJ & Associates, LLC.                      67

         27       Financial Data Schedule (for SEC use only)                        68


                  Reports on Form 8-K.

         May 26, 2000 Form 8-K report regarding the sale of stock to Crooks Hollow Road, LLC for $2.8M, and the issuance of a dozen convertible line of credit promissory notes aggregating $3M and another two such notes for $1M each.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the
                        Registrant has duly caused this report to be signed on
                  its behalf by the undersigned hereunto duly authorized on the 21st day of August, 2000.

                                CHEQUEMATE INTERNATIONAL, INC.


                                By /s/ J. Michael Heil
                                  -----------------------------------
                                       J. Michael Heil
                                       Chairman and CEO

                                By /s/ Andre Peterson
                                  -----------------------------------
                                       Andre Peterson
                                       Director and Principal Accounting Officer