Form 10QSB
period 2000-09-30
CHEQUEMATE INTERNATIONAL INC
filed 2000-11-14
CIK 850218

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended: September 30, 2000

                         Commission File Number:01-15043

                         CHEQUEMATE INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Utah                                               76-0279816
  (State or other jurisdiction                                (I.R.S. Employer
Of incorporation or organization)                            Identification No.)

         330 Washington Boulevard, Suite 507, Marina del Rey, California
                 90292 (Address of principle executive offices)

                                 (310) 306-6666
                           (Issuer's Telephone Number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: November 9, 2000: 12,644,481

Transitional Small Business Format: Yes / /   No /X/

                                TABLE OF CONTENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheets                           3

Unaudited Consolidated Statements of Operations                 5

Unaudited Consolidated Statements of Cash Flows                 6

Notes to the Consolidated Financial Statements                  8

ITEM 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                         12

LIQUIDITY AND CAPITAL RESOURCES                                13

FORWARD LOOKING STATEMENTS                                     13

PART II - OTHER INFORMATION                                    13

ITEM 1 - LEGAL PROCEEDINGS                                     13

ITEM 2 - CHANGES IN SECURITIES                                 14

ITEM 5 - OTHER INFORMATION                                     14

ITEM 6 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
  REPORTS ON FORM 8                                            14


                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                               (dba C3-D Digital)

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                    CONTENTS

Consolidated Balance Sheets .................      3

Consolidated Statements of Operations .......      5

Consolidated Statements of Cash Flows .......      6

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Unaudited Consolidated Balance Sheets


                                     ASSETS


                                                        September 30,     March 31,
                                                            2000            2000
                                                        -------------    ----------
                                                         (Unaudited)

CURRENT ASSETS

   Cash                                                  $   44,866      $   49,815
   Accounts receivable - net allowances of $100,000
    and $422,096, respectively                              202,346         213,268
   Inventory (Note 2)                                       413,764         727,512
   Prepaid expenses                                         163,141          74,170
                                                         ----------      ----------
     Total Current Assets                                   824,117       1,064,765
                                                         ----------      ----------
PROPERTY AND EQUIPMENT (Note 3)                           1,509,044       1,428,641
                                                         ----------      ----------
OTHER ASSETS
   Notes receivable                                          50,000          50,000
   Product rights and movie production cost (net)         4,194,839       3,357,899
   Refundable deposits                                       92,866          47,159
                                                         ----------      ----------
     Total Other Assets                                   4,337,705       3,455,058
                                                         ----------      ----------
     TOTAL ASSETS                                        $6,670,866      $5,948,464
                                                         ==========      ==========


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Unaudited Consolidated Balance Sheets


                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                                                 September 30,       March 31,
                                                                     2000              2000
                                                                 ------------       ------------
                                                                  (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                              $    626,944       $  1,089,974
   Short-term obligations                                                --            1,972,502
   Accrued expenses                                                   275,287            376,391
   Income tax payable                                                     500                500
   Accrued interest payable                                             3,605            123,605
   Current portion long-term debt - related parties                   179,000          3,625,787
                                                                 ------------       ------------
     Total Current Liabilities                                      1,085,336          7,188,759
                                                                 ------------       ------------
     Total Liabilities                                              1,085,336          7,188,759
                                                                 ------------       ------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock $0.0001 par value, 500,000,000 shares
    authorized, 12,644,481 and 6,781,669 shares outstanding
    at September 30, 2000 and March 31, 2000, respectively              1,264                678
   Capital in excess of par                                        50,639,126         36,900,982
   Accumulated deficit                                            (45,054,860)       (38,141,955)
                                                                 ------------       ------------
     Total Stockholders' Equity                                     5,585,530         (1,240,295)
                                                                 ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                  $  6,670,866       $  5,948,464
                                                                 ============       ============

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Unaudited Consolidated Statements of Operations

                                     For the Three Months Ended            For the Six Months Ended
                                             September 30,                      September 30,
                                    -----------------------------       -----------------------------
                                       2000               1999             2000               1999
                                    -----------       -----------       -----------       -----------
REVENUES                            $ 1,091,316       $   842,177       $ 1,209,025       $ 1,609,186

COST OF SALES                           240,100           249,105           604,512           582,054
                                    -----------       -----------       -----------       -----------
GROSS PROFIT                            851,216           593,072           604,513         1,027,132
                                    -----------       -----------       -----------       -----------
EXPENSES

   Selling expenses                     330,753           529,655         1,779,431         1,340,530
   General and administrative         1,172,669         1,885,982         5,531,890         3,401,288
                                    -----------       -----------       -----------       -----------
     Total Expenses                   1,503,422         2,415,637         7,311,321         4,741,818
                                    -----------       -----------       -----------       -----------
OTHER INCOME (EXPENSE)
   Interest income                        2,462             1,105            15,006             8,586
   Interest expense                    (112,027)         (112,027)         (221,103)         (105,491)
                                    -----------       -----------       -----------       -----------
     Net Other Expense                 (109,565)          (13,900)         (206,097)          (96,905)
                                    -----------       -----------       -----------       -----------
NET (LOSS) BEFORE INCOME TAXES         (761,771)       (1,836,465)       (6,912,905)       (3,811,591)

INCOME TAX PROVISION                       --                --                --                --
                                    -----------       -----------       -----------       -----------
NET (LOSS)                          $  (761,771)      $(1,836,465)      $(6,912,905)      $(3,811,591)
                                    ===========       ===========       ===========       ===========
BASIC (LOSS) PER SHARE              $     (0.08)      $     (0.32)      $     (0.71)      $     (0.67)
                                    ===========       ===========       ===========       ===========
AVERAGE NUMBER OF SHARE
 OUTSTANDING                          9,713,075         5,719,090         9,713,075         5,691,626
                                    ===========       ===========       ===========       ===========


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Unaudited Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      For the Six Months Ended
                                                                           September 30,
                                                                    -----------------------------
                                                                       2000              1999
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                       $(6,912,905)      $(3,811,591)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                      686,488           262,334
     Bad debt expense                                                    50,000              --
     Common stock and options issued for interest and services        6,190,075              --
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                         (39,078)         (180,078)
     (Increase) decrease in inventory                                   313,748          (153,130)
     (Increase) decrease in prepaid expense                             (88,971)          (73,279)
     (Increase) decrease in deposits                                    (45,707)             --
     Increase (decrease) in accounts payable                           (463,030)          425,035
     Increase (decrease) in accrued expenses                           (101,104)          110,332
     Increase (decrease) in accrued interest                           (205,000)          (39,791)
                                                                    -----------       -----------
       Net Cash (Used) by Operating Activities                         (615,484)       (3,40,168)
                                                                    -----------       -----------
CASH FLOWS FORM INVESTING ACTIVITIES
   Purchase of fixed assets                                            (238,465)         (138,437)
                                                                    -----------       -----------
       Net Cash (Used) by Investing Activities                         (238,465)         (138,437)
                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock                                              --           1,499,405
   Proceeds from debt                                                   849,000           500,000
   Payments of capital leases                                              --             (15,289)
   Payments of long-term debt                                              --             (59,746)
                                                                    -----------       -----------
       Net Cash Provided by Financing Activities                        849,000         1,924,370
                                                                    -----------       -----------
NET INCREASE (DECREASE) IN CASH                                          (4,949)       (1,674,235)

CASH AT BEGINNING OF PERIOD                                              49,815         1,732,199
                                                                    -----------       -----------
CASH AT END OF PERIOD                                               $    44,866       $    57,964
                                                                    ===========       ===========

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
           Unaudited Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                   For the Six Months Ended
                                                          September 30,
                                                   --------------------------
                                                      2000           1999
                                                   ----------      ----------
Cash Flow Information:
   Interest paid                                   $   34,581      $   72,277
   Income taxes paid                               $      500      $      500

Non-Cash Investment and Financing Activities:
   Issuance of stock and options for interest
     and services rendered                         $7,431,968      $1,006,349
   Issuance of stock for assets                    $  850,650      $  150,000
   Issuance of stock for debt                      $1,300,000      $     --


                 CHEQUEMATE INTERNATIONAL, INC.A ND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements presented are those of Chequemate International, Inc. and its wholly-owned subsidiary. Chequemate International, Inc. is presently engaged in the business of centric graphical software applications, hotel pay-per-view services and cable channel services.

     In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the six month period ended September 30, 2000 and 1999, (b) the consolidated financial position at September 30, 2000 and (c) the consolidated statements of cash flows for the three month period ended September 30, 2000 and 1999. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2000. The results of operations for interim periods are not necessarily indicative of the result to be expected for the full year.

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

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

                                                 Years
                                                 -----
          Office furniture                        5-7
          Machinery and equipment                  5

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                           September 30, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     BASIC LOSS PER SHARE

     Basic loss per share is calculated using a weighted average for common stock.

                                        For the Six Months Ended
                                            September 30, 2000
                         ------------------------------------------------------
                            Loss                    Shares            Per Share
                         (Numerator)             (Denominator)         Amount
                         -----------             -------------        ---------
     Net loss            $(6,912,905)              9,713,075          $ (0.71)
                         ===========               =========          =======

                                         For the Six Months Ended
                                           September 30, 1999
                         ------------------------------------------------------
                            Loss                    Shares            Per Share
                         (Numerator)             (Denominator)         Amount
                         -----------             -------------        ---------
     Net loss            $(3,811,591)              5,691,626          $ (0.67)
                         ===========             ===========          =======

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                           September 30, 2000 and 1999


NOTE 2 - INVENTORY

                          September 30,      March 31,
                              2000             1999
                          -------------      --------
     Finished goods         $413,764         $727,512
                            --------         --------
                            $413,764         $727,512
                            ========         ========

     The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment as of September 30, 2000 and March 31, 2000 are detailed in the following summary:

                                                                             Net Book Value
                                                        Accumulated     --------------------------
                                           Cost        Depreciation      9-30-2000      3-31-2000
                                        ----------      ----------      ----------      ----------
     Office furniture and fixtures      $  196,759      $   52,910      $  143,849      $  126,894
     Machinery and equipment             1,275,682         349,159         926,523         949,013
     Hotel pay-per view equipment          582,918         144,246         438,672         351,734
                                        ----------      ----------      ----------      ----------
          Total                         $2,055,359      $  546,315      $1,509,044      $1,428,641
                                        ==========      ==========      ==========      ==========

     Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the six months ended September 30, 2000 and the year ended March 31, 2000 amounted to $155,602 and $205,471, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

     The Company is authorized to issue 500,000,000 shares of common stock, par value $.0001. As of September 30, 2000, the Company has issued 12,644,481 shares of common stock. On February 2, 2000, the Company authorized a 1:4 reverse stock split. The consolidated financial statements have been retroactively restated to reflect the reverse stock split.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                           September 30, 2000 and 1999

NOTE 5 - LONG-TERM DEBT

     Notes payable as of September 30, 2000 and March 31, 2000 are detailed in the following summary:

                                                          September 30,      March 31,
                                                              2000             2000
                                                          ------------      ----------
                                                           (Unaudited)
     Note payable to a company; due in monthly
      installments of $3,244 which includes
      interest at 8%; due July, 1999, unsecured            $     --         $   48,287

     Promissory notes to various companies;
      April 1, 2001, which includes interest at 12%,
      secured by tangible and intangible assets                  --          3,050,000

     Note payable to a company; due June 8, 2000,
      interest at 10% due monthly, secured by
      equipment and inventory                                    --            440,000

     Note payable to related individuals                      179,000             --

     Note payable to a company; unsecured, due in
      monthly installments of $19,654, which includes
      interest at 6%; due October 1999                           --             87,500
                                                           ----------       ----------
          Total long-term debt                                179,000        3,625,787

          Less: current portion                              (179,000)       3,625,787
                                                           ----------       ----------
          Long-term portion                                $     --         $     --
                                                           ==========       ==========


     Maturities of long-term debt are summarized below:

          Period ending September 30, 2001       $ 179,000
                                      2002            --
                                      2003            --
                                      2004            --
                                      2005            --
                                                 ---------
                                     Total       $ 179,000
                                                 =========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

     September 30, 2000 and December 31, 1999

     Changes in Financial Condition

The balance of current assets at September 30, 2000 was $829,111 compared to a balance of $7,188,759 at December 31, 1999. The balance of current liabilities were $1,085,626 and $7,188,759 for the same periods respectively. The resulting current ratio and September 30, 2000 is .8:1. The current ratio at March 31, 2000 was .2:1.

The decrease of current liabilities at September 30, 2000 over March 31, 2000 is due primarily to the conversion of short-term and long-term debt to common stock from $5,598,289 to $179,000 a decrease of $5,489,289 or 97%.

The decrease in current assets at September 30, 2000 includes a decrease in inventory from $727,572 at March 31, 2000 to $413,764 at September 30, 2000 a decrease of $313,748 of 43%.

The balance of accounts payable at September 30, 2000 is $626,944 and at March 31, 2000 is $1,069,974 The decrease of $443,030 or 41% is due primarily to the repayment of accounts payable from the cash proceeds of related party loans.

     Results of Operations

     For the six months ended September 30, 2000 and September 30, 1999

Sales for the six months ended September 30, 2000 were $1,209,025 compared to $1,609,186 for the same period in 1999, resulting in an decrease of $400,161 or 25%. Cost of goods sold for the six months ended September 30, 2000 was $604,512 or 50% of sales, compared to $582,054 or 36% of sales for 1999. Gross margin was $604,573 or 50% of sales and $1,027,152 or 64% of sales for the same period respectively.

Operating expenses include primarily depreciation and amortization expenses and general and administrative expenses. Depreciation and amortization expenses for the six months ended September 30, 2000 was $686,488. Selling, general and administrative expenses were $7,311,321 or 605% of sales, for the six months ended September 30,2000 and $4,741,818 or 295% of sales for the same period in 1999, resulting in an increase of $2,571,503 or 54%. The increase is due to primarily to financing costs of the convertible debt.

     For the three months ended September 30, 2000 and September 30, 1999

Sales for the three months ended September 30, 2000 were $1,091,316 compared to $842,177 for the same period in 1999, resulting in an increase of $249,139 or 30%. Cost of goods sold for the three months ended September 30, 2000 was $240,100 or 22% of sales, compared to $249,105 or 30% of sales for 1999. Gross margin was $857,216 or 78% of sales and $573,572 or 70% of sales for the same periods respectively.

Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended September 30, 2000 was $377,435. Selling, general and administrative expenses were $1,546,184 or 142% of sales, for the three months ended September 30, 2000 and $2,415,637 or 287% of sales for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to be dependent on investment capital to fund its operations. This can be no assurance that the Company will continue to be able to attract sufficient investment capital to fund its operations. The Company established an equity line of credit but has determined to not make any draws on the line of credit through November 15, 2000.

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

The Company has been named as a defendant in litigation entitled Rocky Mountain Employee Benefits, Inc. vs. Chequemate International, Inc., Case No. 990912557, Third Judicial District Court of Salt Lake County, Utah. This suit was filed on December 30, 1999, and is for damages for an alleged breach by the Company of a lease for commercial property. Settlement negotiations are in progress. The Company's maximum exposure is estimated to be approximately $100,000 (present value of balance of lease.)

The Company has been named as a defendant in litigation entitled Transwestern American Plaza II, L.L.C. vs. Chequemate International, Inc., Case No. 990903164, Third Judicial District Court of Salt Lake County, Utah. This suit was filed on or about March 23, 1999, and is for damages for an alleged breach of a lease for commercial property. Settlement negotiations are in progress. The Company's maximum exposure is estimated to be approximately $100,000 (present value of balance of lease.)

There may be other ongoing litigation not deemed material by management.

ITEM 2 - CHANGES IN SECURITIES

Set forth in the table below is a summary of all securities sold by the Company through the month of June in calender year 2000 (without registering the securities under the Securities Act of 1933), and which have not been previous reported in the SEC filings of the Company.

     Date           Title and amount of         Consideration
                     Securities sold
     9/12/2000       86,605 shares of           $137,702 worth of
                       common stock                consulting

This transaction constituted a private placement under Regulation D. The private placement transaction was made for services rendered to the Company and the investor is believed to be an accredited investor, as defined in Rule 501 (a) of Regulation D.

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 14th day of November, 2000.


CHEQUEMATE INTERNATIONAL, INC.


By /s/ J. Michael Heil
   ---------------------------
   J. Michael Heil
   Chairman and CEO


By /s/ Andre Peterson
   ---------------------------
   Andre Peterson
   Director and Principal Accounting Officer