Form 10QSB
period 2000-12-31
CHEQUEMATE INTERNATIONAL INC
filed 2001-02-14
CIK 850218

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
  /X/          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

  / /          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                        Commission File Number: 01-15043


                         CHEQUEMATE INTERNATIONAL, INC.
        (Exact Name of small business issuer as specified in its charter)


         Utah                                                  76-0297816
------------------------                                ------------------------
(State of Incorporation)                                (IRS Employer ID Number)


                   124 Ferry Street S.W., Albany, Oregon 97321
                   -------------------------------------------
                    (Address of principal executive offices)


                                 (541) 791-4813
                                 --------------
                           (Issuer's telephone number)


     330 Washington Boulevard, Suite 507, Marina del Ray, California 90292
     ---------------------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:


                   19,210,194 SHARES AS OF FEBRUARY 14, 2001.

Transitional Small Business Disclosure Format (check one): YES / /  NO /X/

                         CHEQUEMATE INTERNATIONAL, INC.

               Form 10-QSB for the Quarter ended December 31, 2000

                                Table of Contents

PART I -  FINANCIAL INFORMATION                                                 PAGE
          Item 1.  Financial Statements                                           3

          Item 2.  Management's Discussion and Analysis or Plan of Operation     14

PART II - OTHER INFORMATION

          Item 1. Legal Proceedings                                              16

          Item 2. Changes in Securities                                          18

          Item 3. Defaults Upon Senior Securities                                19

          Item 4. Submission of Matters to a Vote of Security Holders            19

          Item 5. Other Information                                              20

          Item 6. Exhibits and Reports on Form 8-K                               20

SIGNATURES                                                                       21


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)

                    ITEM 1. Consolidated Financial Statements

                           December 31, 2000 and 1999


                                    CONTENTS

Consolidated Balance Sheets.....................................................  4

Consolidated Statements of Operations...........................................  6

Consolidated Statements of Cash Flows...........................................  7

Notes to the Consolidated Financial Statements..................................  9


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                           Consolidated Balance Sheets

                                     ASSETS

                                                 December 31,      March 31,
                                                    2000             2000
                                                 -----------      -----------
                                                 (Unaudited)
CURRENT ASSETS

    Cash                                         $    18,756      $    49,815
    Accounts receivable - net allowances of
     $150,000 and $422,096, respectively             789,893          213,268
    Employee receivable                               10,562               --
    Inventory (Note 2)                               337,523          727,512
    Prepaid expenses                                 173,146           74,170
                                                 -----------      -----------
                  Total Current Assets             1,329,880        1,064,765
                                                 -----------      -----------
PROPERTY AND EQUIPMENT (Note 3)                    2,762,451        1,428,641
                                                 -----------      -----------
OTHER ASSETS

    Goodwill (net)                                10,228,518               --
    Investment                                       261,597               --
    Notes receivable                                  50,000           50,000
    Product rights and movie production
     cost (net)                                    4,961,359        3,357,899
    Refundable deposits                               45,707           47,159
                                                 -----------      -----------
                  Total Other Assets              15,547,181        3,455,058
                                                 -----------      -----------
                  TOTAL ASSETS                   $19,639,512      $ 5,948,464
                                                 ===========      ===========


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                           Consolidated Balance Sheets


                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                                           December 31,         March 31,
                                                              2000               2000
                                                           ------------       ------------
                                                           (Unaudited)
CURRENT LIABILITIES

    Accounts payable                                       $  1,173,636       $  1,089,974
    Short-term obligations                                    1,167,158          1,972,502
    Accrued expenses                                            631,759            376,391
    Deferred revenue                                             89,828                 --
    Income tax payable                                              500                500
    Accrued interest payable                                      7,737            123,605
    Current portion long-term debt - related
      parties                                                 4,000,000          3,625,787
                                                           ------------       ------------
                  Total Current Liabilities                   7,070,618          7,188,759
                                                           ------------       ------------
LONG-TERM DEBT                                                7,966,569                 --
                                                           ------------       ------------
    Total Liabilities                                        15,037,187          7,188,759
                                                           ------------       ------------
STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock $0.0001 par value, 500,000,000
      shares authorized, 16,337,141 and 6,781,669
      shares outstanding at December 31, 2000 and
      March 31, 2000, respectively                                1,634                678
    Capital in excess of par                                 52,241,320         36,900,982
    Accumulated deficit                                     (47,640,629)       (38,141,955)
                                                           ------------       ------------
                  Total Stockholders' Equity                  4,602,325         (1,240,295)
                                                           ------------       ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS'
                   EQUITY (DEFICIT)                        $ 19,639,512       $  5,948,464
                                                           ============       ============


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                           For the Three Months Ended             For the Nine Months Ended
                                                  December 31,                          December 31,
                                         -------------------------------       -------------------------------
                                             2000               1999              2000                1999
                                         ------------       ------------       ------------       ------------
REVENUES                                 $    464,845       $  1,035,292       $  1,673,870       $  2,644,478

COST OF SALES                                 230,855          2,071,819            835,367          2,653,873
                                         ------------       ------------       ------------       ------------
GROSS PROFIT                                  233,990         (1,036,527)           838,503             (9,395)
                                         ------------       ------------       ------------       ------------
EXPENSES

    Selling expenses                          232,983          1,235,549          2,012,414          2,576,079
    Research and development                       --            339,158                 --            339,158
    General and administrative              2,582,782            393,233          8,114,672          3,794,521
                                         ------------       ------------       ------------       ------------
        Total Expenses                      2,815,765          1,967,940         10,127,086          6,709,758
                                         ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE)

    Interest Income                               137              3,149             15,143             11,735
    Interest expense                           (4,131)          (177,778)          (225,234)          (283,269)
                                         ------------       ------------       ------------       ------------
         Net Other Expense                     (3,994)          (174,629)          (210,091)          (271,534)
                                         ------------       ------------       ------------       ------------
NET (LOSS) BEFORE INCOME TAXES             (2,585,769)        (3,179,096)        (9,498,674)        (6,990,687)

INCOME TAX PROVISION                               --                 --                 --                 --
                                         ------------       ------------       ------------       ------------
NET (LOSS)                               $ (2,585,769)      $ (3,179,096)      $ (9,498,674)      $ (6,990,687)
                                         ============       ============       ============       ============
BASIC (LOSS) PER SHARE                   $      (0.18)      $      (0.55)      $      (0.82)      $      (1.22)
                                         ============       ============       ============       ============
AVERAGE NUMBER OF SHARE OUTSTANDING        14,490,811          5,819,232         11,559,405          5,734,161
                                         ============       ============       ============       ============


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows

                                                          For the Nine Months Ended
                                                               December 31,
                                                         -----------------------------
                                                            2000               1999
                                                         -----------       -----------
                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                            $(9,498,674)      $(6,990,687)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation and amortization                      1,029,732           390,469
        Bad debt expense                                      50,000            50,146
        Common stock and options issued for
         interest and services                             8,034,532                --
   Changes in assets and liabilities:
        (Increase) decrease in accounts receivable            (7,181)         (776,081)
        (Increase) decrease in inventory                     494,983           999,232
        (Increase) decrease in prepaid expense               (76,266)          (72,439)
        (Increase) decrease in other assets                   (3,699)           15,704
        Increase (decrease) in accounts payable             (179,325)           88,932
        Increase (decrease) in accrued expenses               62,675           228,886
        Increase (decrease) in accrued interest             (212,737)          114,001
                                                         -----------       -----------
            Net cash (Used) by Operating Activities         (305,960)       (5,951,837)
                                                         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Investment in rights and production costs                     --          (774,100)
    Purchase of fixed assets                                (574,099)         (138,437)
                                                         -----------       -----------
            Net cash (Used) by Investing Activities      $  (574,099)      $  (912,537)
                                                         -----------       -----------


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                              December 31,
                                                     -----------------------------
                                                         2000             1999
                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from common stock                      $        --       $ 3,674,658
     Proceeds from debt                                  849,000         1,859,970
     Payments of capital leases                               --           (15,289)
     Payments of long-term debt                               --           (59,746)
                                                     -----------       -----------
                  Net Cash Provided by
                   Financing Activities                  849,000         5,459,593
NET INCREASE (DECREASE) IN CASH                          (31,059)       (1,404,781)
CASH AT BEGINNING OF PERIOD                               49,815         1,732,199
                                                     -----------       -----------
CASH AT END OF PERIOD                                $    18,756       $   327,418
                                                     ===========       ===========
Cash Flow Information:

     Interest paid                                   $    50,683       $    99,277
     Income taxes paid                               $       500       $       500

Non-Cash Investment and Financing Activities:

     Issuance of stock and options for interest
      and services rendered                          $ 8,034,532       $ 1,006,349
     Issuance of stock for assets                    $   850,650       $   150,000
     Issuance of stock for debt                      $ 1,300,000       $        --
     Issuance of stock for subsidiary                $ 1,000,000       $        --


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements presented are those of Chequemate International, Inc. and its wholly-owned subsidiary. Chequemate International, Inc. is presently engaged in the business of centric graphical software applications, hotel pay-per-view services and cable channel services.

     In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the six month period ended September 30, 2000 and 1999, (b) the consolidated financial position at September 30, 2000 and (c) the consolidated statements of cash flows for the three month period ended September 30, 2000 and 1999. The accounting policies followed by the Company for the fiscal year ended March 31, 2000. The results of operations for interim periods are not necessarily indicative of the result to be expected for the full year.

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

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

     REVENUE RECOGNITION

     Revenue is recognized on an accrual basis upon deliver of the software or product, or as customers view pay-per-view items. Revenue consists of software sales, product sales, and Exchange Commission on July 14, 2000.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

                                                       Years
                                                       -----
               Office Furniture                         5-7
               Machinery and Equipment                  5-7


     BASIC LOSS PER SHARE

     Basic loss per share is calculated using a weighted average for common stock.

                                        For the Nine Months Ended
                                               December 31,
                         -------------------------------------------------------
                             Loss                   Shares            Per Share
                         (Numerator)            (Denominator)           Amount
                         -----------            -------------         ----------
     Net loss            $(9,498,674)             11,559,405            $  (0.82)
                         ===========             ===========            ========


                                        For the Nine Months Ended
                                               December 31,
                         -------------------------------------------------------
                             Loss                   Shares            Per Share
                         (Numerator)            (Denominator)           Amount
                         -----------            -------------         ----------
     Net loss            $(6,990,687)              5,734,167            $  (1.22)
                         ===========             ===========            ========

     CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit with banks.

     INCOME TAXES

     The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $25,000,000 available to offset future federal and state income tax through 2020. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such has been offset by a valuation allowance for the same amount.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

NOTE 2 - INVENTORY

                          December 31,       March 31,
                             2000              2000
                          ------------       --------
     Finished Goods         $337,523         $727,512
                            --------         --------
                            $337,523         $727,512
                            ========         ========

     The Company inventories are stated at the tower of cost or market, using the first-in, first- out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 2000 and March 31, 2000 are detailed in the following summary:

                                                    Accumulated                          Net Book Value
                                           ------------------------------        -----------------------------
                                             Cost            Depreciation        12-31-2000          3-31-2000
                                           ----------        ------------        ----------         ----------
     Office furniture and fixtures         $  196,759         $   59,937         $  136,822         $  126,894
     Machinery and equipment                3,438,440          1,222,337          2,216,103            949,013
     Hotel pay-per-view equipment             582,918            173,392            409,526            352,734
                                           ----------         ----------         ----------         ----------
        Total                              $4,218,117         $1,455,666         $2,762,451         $1,428,641
                                           ==========         ==========         ==========         ==========


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

     Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the nine months ended December 31, 2000 and the year ended March 31, 2000 amounted to $233,403 and $205,471, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

     The Company is authorized to issue 500,000,000 shares of common stock, par value$.0001. As of September 30, 2000, the Company has issued 12,644,481 shares of common stock. On February 2, 2000, the Company authorized a 1:4 reverse stock split. The consolidated financial statements have been retroactively restated to reflect the reverse stock split.

NOTE 5 - LONG TERM DEBT

     Notes payable as of December 31, 2000 and March 31, 2000 are detailed in the following summary:

                                                                     December 31,             March 31,
                                                                        2000                   2000
                                                                     ------------          ------------
                                                                     (Unaudited)
     15 Notes payable to a company; due in monthly payments
     ranging from $450 to $17,931 and quarterly payments up
     to $42,099, with interest rates ranging from 12% to
     14%, with maturities at various dates though January,
     2007. These notes are secured by equipment and
     guaranteed by a Company stockholder                             $  3,056,129          $         --

     Note payable to a company; due in monthly installments
     of $3,244 which includes interest at 8%; due July,
     1999, unsecured                                                           --                48,287

     Promissory notes to various companies; April 1, 2001,
     which includes interest at 12%, secured by tangible and
     intangible assets                                                         --             3,050,000


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 5 - LONG TERM DEBT (Continued)

                                                                     December 31,             March 31,
                                                                        2000                   2000
                                                                     ------------          ------------
                                                                     (Unaudited)
     Note payable to a company; due June 8, 2000, interest
     at 10% due monthly, secured by equipment and inventory          $         --          $    440,000

     Note payable to related individuals; interest at 5% due
     at various dates, secured by the Company's common
     stock                                                              8,910,440                    --

     Note payable to a company; unsecured, due in monthly
     installments of $19,654, which includes interest at 6%;
     due October 1999                                                          --                87,500
                                                                     ------------          ------------
          Total long-term debt                                         11,966,569            (3,625,787)

          Less: current portion                                        (4,000,000)            3,625,787
                                                                     ------------          ------------

          Long-term portion                                          $  7,966,569          $         --
                                                                     ============          ============


     Maturities of long-term debt are summarized below:

               Period ending December 31, 2001      $ 4,000,000
                                          2002          732,957
                                          2003        1,958,160
                                          2004          422,085
                                          2005          853,367
                                                    -----------
                                          Total     $ 7,966,569
                                                    ===========


                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     (1)  CAUTION REGARDING FORWARD-LOOKING INFORMATION

     This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

     (2)  CHANGES IN FINANCIAL CONDITION

     The balance of current assets at December 31, 2000 was $1,329,880 compared to a balance of $1,064,765 at March 31, 2000. The balance of current liabilities was $7,070,618 and $7,188,759 for the same periods, respectively. The resulting current ratio for December 31, 2000 is .2:1. The current ratio at March 31, 2000 was .2:1.

     The decrease of current liabilities at December 31, 2000 over March 31, 2000 is due primarily to the conversion of short-term and long-term debt to common stock from $5,598,289 to $179,000, a decrease of $5,489,289 or 97%. This decrease was offset by the assumption of $5,795,283 of debt in the purchase of VisionComm, Inc.

     The increase in current assets at December 31, 2000 includes an increase in accounts receivable from $213,268 at March 31, 2000, to $789,893 at December 31, 2000. The increase was due to the purchase of $619,444 with the acquisition of VisionComm, Inc. This increase was offset by a decrease in inventory from $727,572 to $337,523. The inventory was sold in February 2000 and not replaced.

     The balance of accounts payable at December 31, 2000 is $1,173,636 and at March 31, 2000 is $1,089,974. The increase of $83,662 is due primarily to the purchase of VisionComm, Inc. and the assumption of its debts. Current liabilities also include the sum of $4,000,000, representing the difference between the agreed upon value of the shares to be issued for VisionComm, Inc., of $5,000,000, and the current trading price of the shares of $1,000,000. This difference must be made up through the issuance of additional shares of the Company's common stock if the shares do not return to the original $2.00 value.

     (3)  RESULTS OF OPERATIONS

     FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Sales for the nine months ended December 31, 2000 were $1,673,870, compared to $2,644,478 for the same period in 1999, resulting in a decrease of $970,608, or 37%. Cost of goods sold for the nine months ended December 31, 2000 was $835,367 or 50% of sales, compared to $2,653,873 or 100% of sales for 1999. Gross margin was $838,503 or 50% of sales, and $2,653,873 or 0% of sales for the same period respectively. The 1999 sales were primarily 3D televisions which were being sold at cost. In 2000 the sales were primarily 3D software which had a 100% markup. No sales from VisionComm, Inc., have been recorded because the purchase became effective at the end of December, 2000.

     Operating expenses include primarily depreciation and amortization expenses and general and administrative expenses. Depreciation and amortization expenses for the nine months ended December 31, 2000, was $1,029,732. Selling, general and administrative expenses were $10,127,086 or 605% of sales, for the nine months ended December 31, 2000 and $6,709,758 or 254% of sales for the same period in 1999, resulting in an increase of $3,417,328 or 51%. The increase is due to primarily to financing costs of the convertible debt.

     FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Sales for the three months ended December 31, 2000 were $464,845, compared to $1,035,292 for the same period in 1999, resulting in a decrease of $570,447, or 55%. Cost of goods sold for the three months ended December 31, 2000 was $230,855 or 50% of sales, compared to $2,071,819 or 200% of sales for 1999. Gross margin was $857,216 or 78% of sales, and $573,572 or 70% of sales, for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended December 31, 2000 was $377,435. Selling, general and administrative expenses were $2,815,782 or 606% of sales, for the three months ended December 31, 2000 and $1,967,940 or 190% of sales for the same period in 1999. In 1999, the Company was engaged in launching its unsuccessful 3D television product. In 2000 the expenses include $602,564 for the value of Company shares issued for services and financing costs.

     (3)  LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to be dependent on investment capital to fund its operations. There can be no assurance that the Company will continue to be able to attract sufficient investment capital to fund its operations. The Company established an equity line of credit but has determined to not make any draws on the line of credit through January 31, 2001.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On June 22, 1998 a lawsuit was filed by BH Productions, Inc. ("BHP") against the Company, in the District Court for the Northern District of Illinois Eastern Division, entitled BH PRODUCTIONS, INC. D/B/A IGNITE ADVERTISING V. CHEQUEMATE INTERNATIONAL, INC., Case No. 98 C 3844 (the "BHP lawsuit"). In the BHP lawsuit, the BHP sought damages from alleged payments remaining under a contract for advertising services entered into in October 1997. In the end of 1999, the parties entered into a settlement agreement, under the terms of which the Company agreed to pay the sum of $90,000, together with interest thereon at 8% per annum (the "settlement amount"), in full settlement and satisfaction of BHP's claim. The settlement amount was payable in monthly installments of $10,000, beginning in December, 1999. In connection with the settlement, the BHP lawsuit was dismissed. The Company made six payments of $10,000 under the settlement, but became in arrears in 2000. In January, 2001, the Company entered into a preliminary arrangement to settle the balance of the obligation to BHP, in the amount of approximately $40,200, including the remaining payments owing under the settlement ($30,000), together with accrued interest and attorneys' fees. It is expected this arrangement will be finalized in the next few days, and provide for payment to BHP in shares of restricted stock of the Company. It is anticipated that the Company will grant to BHP registration rights with respect to all or a portion of the shares issued to BHP in the settlement.

     In December, 1999, the Company was named as defendant in a lawsuit brought by Rocky Mountain Employee Benefits, Inc. ("RMEB"), and filed in the Third Judicial District Court of Salt Lake County, Utah, Case No. 990912557 (the "RMEB lawsuit"). The complaint alleges a default under a sublease dated April 1, 1996, between RMEB, as sublessor, and the Company, as sublessee, pertaining to certain commercial office space in Salt Lake City, Utah. In the complaint, RMEB seeks damages for the alleged breach of the sublease, together with interest thereon, costs of suit and attorneys' fees. On or about January 8, 2001, the Company entered into a Settlement Agreement with RMEB (the "RMEB settlement"), under the terms of which the Company agreed to issue to RMEB a total of 295,567 shares of restricted common stock (the "RMEB shares"), based on a per share price of $.40 per share and a total settlement of $118,227, in full settlement and satisfaction of the RMEB lawsuit and any claims RMEB has against the Company. The Company has agreed to include the RMEB shares in a registration statement to be filed by the Company. The RMEB settlement contains a "repricing" provision, which requires the Company to issue additional shares of restricted common stock in the event the total value of the RMEB shares declines below $118,227, on the date which is five (5) business days after the effective date of the registration statement (the "repricing date"). In the event the average closing bid price of the Company's common stock during the five (5) business days prior to the repricing date, as reported by AMEX, is below $.40 per share, the Company is required to issue to RMEB additional restricted shares of common stock sufficient to equal a total value of $118,227. The Company intends to include the RMEB shares in a registration statement on Form S-3 to be filed by the Company in February, 2001.

     On or about March 23, 1999, the Company was named as defendant in a lawsuit filed by Transwestern American Plaza II, L.L.C. ("Transwestern"), in the Third Judicial Court, Salt Lake County, Utah, Case No. 990903164. In this lawsuit, Transwestern claimed damages of approximately $16,118, together with costs and attorneys' fees, arising from an alleged breach of two leases covering commercial property in Salt Lake City, Utah. In or around the end of November, 2000, the Company paid past due lease obligations, and was informed in writing by Transwestern that the Company was current in its obligations under the leases. The leases have expired by their terms, and the Company believes it has fully satisfied its obligations under these leases.

     On December 27, 1999, the Company was named as defendant in a lawsuit brought by Eagle Plaza, L.C., a Utah limited liability Company ("Eagle"), captioned EAGLE PLAZA, L.C. V. CHEQUEMATE INTERNATIONAL, INC., D/B/A C-3D DIGITAL, INC., filed in the Superior Court of the State of California, County of Los Angeles, Case No. BC 222337 (the "Eagle lawsuit"). In the Eagle lawsuit, Eagle seeks damages from an alleged default under a lease covering commercial office space in Salt Lake City, Utah. On January 20, 2001, the Company and Eagle entered into a settlement agreement (the "Eagle settlement"), under the terms of which the Company agreed to pay the sum of $25,000 in full settlement of the Eagle lawsuit (the "Eagle settlement amount"). In payment of the Eagle settlement amount, the Company agreed to issue to Eagle a total of 50,000 shares of the Company's restricted common stock (the "Eagle shares"), based on a market value of $.50 per share, subject to a "repricing," described below. The Company has agreed to file a registration statement to include the Eagle shares, within 180 days of the date of Eagle settlement. In the event the average bid price of the Company's common stock, as reported by AMEX, is less than $.50 per share, during the five (5) business days prior to the date which is five (5) days following the effective date of the registration statement referred to above (the "repricing period"), the Company has agreed to issue a sufficient number of additional shares necessary for Eagle to receive a total value of $25,000, based on the average closing bid price during such repricing period. Notwithstanding this "repricing" provision, however, the Eagle settlement caps the total number of shares issuable to Eagle at 100,000 shares. The Company also agreed to issue an additional 25,000 shares of restricted common stock to Eagle, as further "liquidated damages" compensation. The Company has issued to Eagle a note in the amount of $25,000, to ensure that Eagle will receive $25,000 in gross value for the shares of common stock it received in the settlement. At such time as $25,000 in value is realized by Eagle, the note will be canceled in full.

     On November 14, 2000, the Company and its President, J. Michael Heil ("Heil"), were named as defendants in a complaint filed by Trimark Pictures, Inc. ("Trimark"), in the Superior Court for the State of California, County of Los Angeles (TRIMARK PICTURES, INC. V. CHEQUEMATE INTERNATIONAL, INC., D/B/A C-3D DIGITAL, INC., J. MICHAEL HEIL, ET AL.; Case No. SC063992) (the "Trimark complaint"). The Company received formal service of the Trimark complaint on or about January 2, 2001, and is required to file an answer on or before March 4, 2001. The Trimark complaint alleges that the Company and Heil breached the terms of a contract between the Company and Trimark dated February 8, 2000 (the "Trimark contract"), by failing to register a total of 100,000 shares of the Company's restricted common stock issued to Trimark pursuant to the terms of the Trimark contract. Under the terms of the Trimark contract, the Company issued to Trimark a total of 100,000 shares of restricted common stock (the "Trimark shares"), and agreed to immediately undertake the registration of the Trimark shares, in exchange for the license to the Company of up to fifty (50) pictures from Trimark's library for digitalization by the Company. The Trimark complaint also asserts a claim for fraud against the Company and Heil, alleging that, prior to execution of the Trimark contract, the Company and Heil made false promises and representations to Trimark concerning the Trimark shares, for the purpose of inducing Trimark into entering into the Trimark contract. Trimark claims substantial damages arising from the alleged breach of contract and misrepresentations, in the amount of $1,650,000. The Company is currently engaged in settlement discussions with Trimark. In the event these discussions are not successful, the Company and Heil intend to vigorously defend this case, raising a number of defenses, including, among other things, issues regarding the consideration received from Trimark; and the actual damages actually suffered by Trimark because of the alleged breach of contract.

     On January 11, 2001, the Company settled an amended lawsuit filed in August, 2000, by its former President, Blaine Harris ("Harris") against the Company and its President, J. Michael Heil ("Heil"), captioned Blaine Harris v.
J. Michael Heil, Chequemate International, Inc., filed in the Second Judicial District Court, Davis County, State of Utah, Case No. 99090801731 (the "Harris lawsuit"). The case was originally filed in 1999 against only Heil, but was amended in August, 2000, to include the Company. In the Harris lawsuit, Harris seeks collection on the unpaid portion of a promissory note, in the principal amount of approximately $229.128, executed by the Company and Heil in favor of Harris, together with interest thereon, costs and attorneys' fees. Under the terms of the settlement on January 11, 2001 (the "Harris settlement"), the Company issued to Harris a promissory note in the amount of $300,000, with interest at 8% per annum, payable in full on January 11, 2002; released to Harris a total of 99,884 shares of the Company's restricted common stock, previously issued to Harris in a settlement, but held in escrow pending the completion of an earlier settlement which was never consummated; issued to Harris an additional 458,275 shares of restricted common stock; and ratified the previous grant of options to Harris. As a result of the Harris settlement, Harris holds options as follows: (a) for a total of 12,250 shares, exercisable at any time before December 31, 2002, at an exercise price of $0.04 per share;
(b) for a total of 17,500 shares, exercisable on or before December 31, 2002, at an exercise price of $0.04 per share; (c) for a total of 18,564 shares, exercisable on or before January 31, 2005, at an exercise price of $0.04 per share; and (d) for a total of 250,000 shares, exercisable at any time on or before January 31, 2005, at a price of $1.00 per share.

     There may be other ongoing litigation not deemed material by management.

ITEM 2 - CHANGES IN SECURITIES

     During the quarter ended December 31, 2000, the Company issued shares of restricted common stock to a number of individuals, described below.

     In the beginning of October, 2000, the Company issued a total of 15,500 shares of restricted common stock, to Kenneth Redding, and an additional 15,500 shares of restricted common stock to Marcie Redding, employees, in lieu of stock options the Company had previously intended to grant to, and register for, the Reddings.

     In the end of December, 2000, the Company issued a total of 2,500,000 shares of restricted common stock to the 13 shareholders of VisionComm, Inc. ("VCI") in connection with the acquisition of all of the issued and outstanding shares of common stock of VisionComm, Inc. ("VCI"), a Delaware corporation, under the terms of Amended Stock Purchase and Sale Agreement (the "Stock Purchase Agreement") between the Company, VCI and all of the VCI shareholders. Under the terms of the Stock Purchase Agreement, the VCI shareholders received (a) 2,500,000 shares of restricted common stock, described above subject to adjustment in the event the market value of the Company's common stock is below $2.00 per share on the "repricing date" defined in the Stock Purchase Agreement; (b) promissory notes in the aggregate principal amount of $2,800,000, bearing interest at 8% per annum, due and payable on April 30, 2002; and (c) Warrants to purchase an additional 2,800,000 shares of the Company's common stock at a price of $1.00 per share, at any time on or before April 30, 2002. The Company has granted to each of the VCI shareholders, certain registration rights with respect to the shares issued or issuable to, the VCI shareholders. For additional details regarding this transaction, reference is made to the Company's Current Report on Form 8-K, filed with the Commission on January 9, 2001, which is incorporated herein by reference.

     On December 12, 2000, the Company issued a total of 93,750 shares of restricted common stock to Chandos Mahon, newly-appointed Chief Operating Officer, in connection with his employment arrangement. (See "Item 5. Other Information.")

     On or about December 21, 2000, the Company resolved a number of claims and obligations to five (5) shareholders, through the issuance of restricted common stock of the Company. The Company released to Blaine Harris, a former officer and director, a total of 99,884 shares previously issued to Mr. Harris and held pending the resolution of a claim by Mr. Harris, and issued an additional 458,275 shares of restricted common stock, in satisfaction of a claim by Mr. Harris, described under "Item 1 - Legal Proceedings." The Company also released to Don Christensen, a total of 187,919 shares of restricted common stock, previously issued to Mr. Christensen but not delivered pending the resolution of claims, and issued to Don Christensen 74,697 additional shares of restricted common stock, to resolve and satisfy a claim by Mr. Christensen for advances and other consideration provided to the Company. In connection with this transaction, the Company also ratified a non-qualified stock option granted to Mr. Christensen on June 30, 2000, entitling him to purchase an additional 63,874 shares of common stock at an exercise price of $0.04 per share, exercisable on or before January 31, 2005. Finally, the Company issued a total of 10,938 shares of restricted common stock to Bert Alvey; 1,875 shares of restricted common stock to Terry Frederickson; and 78,125 shares of restricted common stock to Ted Lassiter, former employees or contractors, in consideration of obligations owed by the Company to these individuals.

     The Company issued the stock in the transactions described above, in private placement transactions in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and applicable state securities exemptions.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 2000, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

ITEM 5 - OTHER INFORMATION

     The Company has undergone a number of management changes during the quarter ended December 31, 2000, described below.

     In November, 2000, Alan Hunter resigned as Secretary of the Company.

     In approximately the end of October, 2000, Harold Glick resigned as a director of the Company.

     On November 29, 2000, Chandos Mahon was appointed as the Company's new Chief Operating Officer. Mr. Mahon was engaged in order to facilitate the recent restructuring and broadening of the Company's media resources, and to assist the Company in focusing on consolidation and earnings. Mr. Mahon, born June of 1958, the son of successful film producer and director Barry Mahon, has over twenty (20) years of experience in the television, film and telecommunications industries. From approximately 1997 to 1999, he was the President, Chief Executive Officer, and principal shareholder, of Programming Services, Inc., a closely-held corporation founded by Mr. Mahon, which was engaged in satellite programming and satellite telecommunications. From approximately 1993 to 1998, Mr. Mahon served as the Executive Vice President and general manager of Network One (N1), a 24 hour cable and broadcast network. Mr. Mahon was responsible for creation, implementation and management of the entire business plan of N1. Prior to joining N1, Mr. Mahon worked in various executive roles with CBS Productions, Columbia Pictures Television and Imagine Films, where he supervised features and television production both nationally and internationally. Mr. Mahon has over 20 major production credits to his name. Mr. Mahon provides his management expertise to all areas of the C-3D plan, including, management, operations, finance, sales and marketing.

     The Company has entered into an employment agreement dated December 1, 2000, with Mr. Mahon. Under the terms of Mr. Mahon's employment agreement, the Company has engaged Mr. Mahon as Chief Operating Officer, for a period of thirty six (36) months, at a minimum salary of $150,000 per year. Mr. Mahon agreed to accept restricted common stock of the Company in lieu of salary for the first three months of employment, at a rate of 2 times the market value of the Company's common stock, based on the previous five day average for the compensation period. On December 12, 2000, a total of 93,750 shares of restricted common stock were issued to Mr. Mahon as compensation. The employment agreement also entitles Mr. Mahon to participate in all bonus, incentive, stock option and other plans made available by the Company to its employees, and grants to Mr. Mahon non-qualified options to purchase shares of the Company's common stock as follows: (a) a total of 100,000 shares, exercisable at a price of $0.04 per share, which vest three months from employment; (b) a total of 100,000 shares, exercisable at $.50 per share, which shares vest six (6) months from the date of employment; (c) an additional 200,000 shares exercisable at $.50 per share, of which 100,000 shares vest nine months from the employment date, and 100,000 shares vest 12 months from the date of employment; (d) an additional 100,000 shares, exercisable at $1.00 per share, of which one half vest eighteen months from the employment date, and the other half vest 24 months from such employment date; and (e) an additional 100,000 shares, exercisable at $2.00 per share, of which one-half vests thirty months from the date of employment, and the remainder vests thirty six months from the employment date.

     In the beginning of January, 2001, William J. Brinkmeier II, and Thomas A. Nix, officers and directors of VisionComm, Inc., were appointed as additional directors of the Company. For biographical information regarding Messrs. Brinkmeier and Nix, reference is made to the Company's Current Report on Form 8-K, filed with the Commission on January 9, 2001.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHEQUEMATE INTERNATIONAL, INC.

     February 14, 2001                  /s/ J. Michael Heil
                                        ----------------------------------------
                                        J. Michael Heil
                                        Chairman and CEO



                                       CHEQUEMATE INTERNATIONAL, INC.

     February 14, 2001                 /s/ Andre Peterson
                                       ----------------------------------------
                                       Andre Peterson
                                       Director and Principal Accounting Officer