Form 10QSB/A
period 2000-12-31
CHEQUEMATE INTERNATIONAL INC
filed 2001-03-12
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)


(Mark one)
  /X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

  / /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


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


                124 Point West Blvd., St. Charles, Missouri 63301
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (541) 791-4813
                                 --------------
                           (Issuer's telephone number)

                   124 Ferry Street S.W., Albany, Oregon 97321
                   -------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


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

     19,420,750 Shares as of February 27, 2001.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

                         CHEQUEMATE INTERNATIONAL, INC.

               Form 10-QSB for the Quarter ended December 31, 2000

                                Table of Contents

PART I - FINANCIAL INFORMATION                                                 PAGE
                                                                               ----
     Item 1.  Financial Statements                                               3

     Item 2.  Management's Discussion and Analysis or Plan of Operation         14

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                 16

     Item 2.  Changes in Securities                                             18

     Item 3.  Defaults Upon Senior Securities                                   21

     Item 4.  Submission of Matters to a Vote of Security Holders               21

     Item 5.  Other Information                                                 21

     Item 6.  Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                      22


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
                                                 ===========      ===========


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                           Consolidated Balance Sheets


                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                                            December 31,                    March 31,
                                                                2000                           2000
                                                            ------------                   ------------
                                                             (Unaudited)
CURRENT LIABILITIES
    Accounts payable                                        $  1,173,636                   $  1,089,974
Short-term obligations                                         1,167,158                      1,972,502
    Accrued expenses                                             631,759                        376,391
    Deferred revenue                                              89,828                             --
    Income tax payable                                               500                            500
    Accrued interest payable                                       7,737                        123,605
    Current portion long-term debt - related
      parties                                                  4,000,000                      3,625,787
                                                            ------------                   ------------
               Total Current Liabilities                       7,070,618                      7,188,759
                                                            ------------                   ------------
LONG-TERM DEBT                                                 7,966,569                             --
                                                            ------------                   ------------
    Total Liabilities                                         15,037,187                      7,188,759
                                                            ------------                   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock $0.0001 par value, 500,000,000 shares
      authorized, 16,337,141 and 6,781,669 shares
      outstanding at December 31, 2000 and
      March 31, 2000, respectively                                 1,634                            678
    Capital in excess of par                                  52,241,320                     36,900,982
    Accumulated deficit                                      (47,640,629)
                                                            ------------                   ------------
               Total Stockholders' Equity                      4,602,325                     (1,240,295)
                                                            ------------                   ------------
               TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY (DEFICIT)                            $ 19,639,512                   $  5,948,464
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
                             ============       ============       ============       ============


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    For the Nine Months Ended
                                                          December 31,
                                                 -----------------------------
                                                     2000             1999
                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                    $(9,498,674)      $(6,990,687)
   Adjustments to reconcile net loss
    to net cash used in operating
    activities:
        Depreciation and amortization              1,029,732           390,469
        Bad debt expense                              50,000            50,146
        Common stock and options issued for
         interest and services                     8,034,532                --
   Changes in assets and liabilities:
        (Increase) decrease in accounts
          receivable                                  (7,181)         (776,081)
        (Increase) decrease in inventory             494,983           999,232
        (Increase) decrease in prepaid
          expense                                    (76,266)          (72,439)
        (Increase) decrease in other
          assets                                      (3,699)           15,704
        Increase (decrease) in accounts
          payable                                   (179,325)           88,932
        Increase (decrease) in accrued
          expenses                                    62,675           228,886
        Increase (decrease) in accrued
          interest                                  (212,737)          114,001
                                                 -----------       -----------
               Net cash (Used) by Operating
                Activities                          (305,960)       (5,951,837)
                                                 -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in rights and production
      costs                                               --          (774,100)
    Purchase of fixed assets                        (574,099)         (138,437)
                                                 -----------       -----------
               Net cash (Used) by Investing
                Activities                       $  (574,099)      $  (912,537)
                                                 -----------       -----------


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

                                           For the Nine Months Ended
                                                 December 31,
                         ---------------------------------------------------------
                            Loss                     Shares              Per Share
                         (Numerator)              (Denominator)           Amount
                         -----------              -------------         ----------
     Net loss            $(9,498,674)             11,559,405            $  (0.82)
                         ===========              ==========            ========

                                            For the Nine Months Ended
                                                  December 31,
                         ---------------------------------------------------------
                            Loss                     Shares              Per Share
                         (Numerator)              (Denominator)           Amount
                         -----------              -------------         ----------
     Net loss            $(6,990,687)              5,734,167            $  (1.22)
                         ===========              ==========            ========


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

NOTE 2 - INVENTORY

                              December 31,         March 31,
                                 2000                2000
                               --------            --------
     Finished Goods            $337,523            $727,512
                               --------            --------
                               $337,523            $727,512
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

NOTE 5 - LONG TERM DEBT

     Notes payable as of December 31, 2000 and March 31, 2000 are detailed in the following summary:

                                                                               December 31,       March 31,
                                                                                  2000              2000
                                                                               ------------      -----------
                                                                               (Unaudited)
     15 Notes payable to a company; due in monthly payments ranging from $450 to $17,931 and quarterly payments up to $42,099, with interest rates ranging from 12% to 14%, with maturities at various dates though January, 2007. These notes are secured by
     equipment and guaranteed by a Company stockholder                          $ 3,056,129      $       --

     Note payable to a company; due in monthly installments of $3,244
     which includes interest at 8%; due July, 1999, unsecured                            --          48,287

     Promissory notes to various companies; April 1, 2001, which includes interest at 12%, secured by tangible and intangible
     assets                                                                              --       3,050,000


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

     On or about December 7, 2000, the Company issued a total of 475,000 shares of restricted common stock to Greg Kofford, as payment in full for financial advisory and other consulting services rendered, and expenses and costs advanced, by Kofford and his affiliated company, CPHK Capital Corp. ("CPHK") to the Company. CPHK and Kofford begain providing consulting services pursuant to an agreement between the Company and CPHK dated October 26, 1999, under the terms of which the Company engaged CPHK as a financial advisor and consultant to the Company. Since the date of this agreement, CPHK provided to the Company financial advisory services on numerous business transactions. The restricted stock was issued in lieu of cash, based on a total of $105,000 in agreed value of consulting services and expenses provided by Kofford and CPHK to the Company. In consideration of the issuance of the shares of restricted common stock, Kofford and CPHK have released the Company from any claims or obligations. In a separate transaction, the Company and CPHK have entered into a line of credit arrangement, under the terms of which CPHK has agreed to provide a line of credit of up to $110,000, subject to certain conditions. Any monies borrowed under the line of credit bear interest at 12% per annum, payable monthly, and are due and payable in full within twenty four months of receipt of such monies.

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

     On or about October 13, 2000, the Company issued a total of 1,780,468 shares of restricted common stock, to twelve off-shore companies (the "debtholders"), upon conversion of the remaining amount of indebtedness to the debtholders, in the principal amount of $1,700,000, together with approximately $80,468 in accrued interest. In May, 2000, the Company executed a separate Convertible Line of Credit Promissory Note (the "Convertible Notes") in favor of each of the debtholders, under the terms of which the Company agreed to repay a total of $3,020,000 in loans to the Company. Each of the Convertible Notes provided for interest at 12% per annum, and were due and payable in full on April 1, 2001. The Convertible Notes were secured by a lien on the Company's assets. Each Convertible Note was convertible into the Company's common stock (at $1.00 per share) and preferred stock (at face value) in a ratio equal to 43 1/3% in common stock, and 56 2/3% in preferred stock. In June, 2000, the debtholders converted the initial portion of indebtedness of $1,300,000, into a total of 1,300,000 shares of restricted common stock of the Company, in the respective amounts reflected in the Company's Annual Report on Form 10-KSB filed with the Commission on July 14, 2000. The conversion of the remaining indebtedness into shares of preferred stock was contingent upon the Company obtaining authorization from its shareholders for the amendment of the Company's Articles of Incorporation to include a class of preferred stock. Because the Company had not, as of October, 2000, undertaken necessary steps to obtain the requisite authorization from its shareholders to amend its Articles of Incorporation to include a class of preferred stock, in the beginning of October, 2000, the Company and the debtholders agreed that the indebtedness, including accrued interest, would be convertible into shares of common stock, at the same rate as the conversion of the initial block of stock into common stock, or $1.00 per share. On or about October 13, 2000, the remaining indebtedness was converted into shares of restricted common stock as follows:

Company                                      Amount of Indebtedness Converted        No. of Shares
-----------------------------------          ---------------------------------       -------------
WTH Limited                                  $   80,000 plus $ 3,787 interest              83,787
Terrano Investments, Limited                 $  170,000 plus $ 8,047 interest             178,047
Touchstone Property Services, Inc.           $  145,000 plus $ 6,863 interest             151,863
Azure Agents Limited                         $  168,000 plus $ 7,952 interest             175,952
Bournville Management, Ltd.                  $  155,000 plus $ 7,337 interest             162,337
Chelsea International Limited                $  165,000 plus $ 7,810 interest             172,810
Global Direct Marketing Limited              $   93,000 plus $ 4,402 interest              97,402
Lotus Services Limited                       $  119,000 plus $ 5,633 interest             124,633
Giai Limited                                 $  155,000 plus $ 7,337 interest             162,337
Southstar Agents Limited                     $  145,000 plus $ 6,863 interest             151,863
Silverbrook Corporation                      $  170,000 plus $ 8,047 interest             178,047
Networld Limited                             $  135,000 plus $ 6,390 interest             141,390
                                             --------------------------------          ----------
TOTAL                                        $1,700,000 plus $80,468 interest           1,780,468


     In the transactions described above, the recipients of the securities of the Company were accredited and sophisticated non-U.S. entities which made written representations regarding their "offshore" status, and the issuance of the shares was believed to be exempt from registration under the provisions of both Regulation S and Rule 144 promulgated by the

Securities and Exchange Commission. The terms of the transactions summarized in part above, are qualified in all respects by reference to the actual Agreements which were attached to the Company's Current Report on Form 8-K filed with the Commission on May 26, 2000, and by the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, under "Item 5. Market for Common Equity and Related Stockholder Matters," filed with the Commission on July 14, 2000.

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

     On November 29, 2000, Chandos Mahon was appointed as the Company's new Chief Operating Officer. In January, 2001, Mr. Mahon was appointed as the Company's Secretary/Treasurer. On March 1, 2001, Mr. Mahon was appointed Chief Executive Officer and Chairman of the Board, to fill the vacancies left by the resignation of J. Michael Heil in such positions. Mr. Mahon was engaged in order to facilitate the recent restructuring and broadening of the Company's media resources, and to assist the Company in focusing on consolidation and earnings. Mr. Mahon, born June of 1958, the son of successful film producer and director Barry Mahon, has over twenty (20) years of experience in the television, film and telecommunications industries. From approximately 1997 to 1999, he was the President, Chief Executive Officer, and principal shareholder, of Programming Services, Inc., a closely-held corporation founded by Mr. Mahon, which was engaged in satellite programming and satellite telecommunications. From approximately 1993 to 1998, Mr. Mahon served as the Executive Vice President and general manager of Network One (N1), a 24 hour cable and broadcast network. Mr. Mahon was responsible for creation, implementation and management of the entire business plan. Prior to joining N1, Mr. Mahon worked in various executive roles with CBS Productions, Columbia Pictures Television and Imagine Films, where he supervised features and television production both nationally and internationally. Mr. Mahon has over 20 major production credits to his name. Mr. Mahon provides his management expertise to all areas of the C-3D plan, including, management, operations, finance, sales and marketing.

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


                                       CHEQUEMATE INTERNATIONAL, INC.


     March 5, 2001                     /s/ Chandos Mahon
                                       -----------------------------------------
                                       Chandos Mahon
                                       President and CEO



                                       CHEQUEMATE INTERNATIONAL, INC.


     March 5, 2001                     /s/ Andre Peterson
                                       -----------------------------------------
                                       Andre Peterson
                                       Director and Principal Accounting Officer