Form 10KSB
period 2001-03-31
CHEQUEMATE INTERNATIONAL INC
filed 2001-07-11
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: March 31, 2001
                        Commission File Number: 001-15043

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


                 124 Point West Boulevard, St. Charles, MO 63301
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (636) 724-1004
                           --------------------------
                           (Issuer's Telephone Number)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X No

     State issuer's revenues for its most recent fiscal year: $905,070

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this report and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

     As of July 9, 2001 the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $3,723,523.

     State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 25,680,581 as of July 9, 2001.

     Transitional Small Business Format: YES / /  NO /X/

                                TABLE OF CONTENTS

PART I ..............................................................................       4

    ITEM 1 ..........................................................................       4
       Forward Looking Statements ...................................................       4
       Incorporation Of Certain Documents By Reference ..............................       4
       History of the Company .......................................................       4
       Other Information ............................................................       6
       Principal Products and Services ..............................................       7
       Patents, Trademarks and Copyrights ...........................................       8
       Employees ....................................................................      10

    ITEM 2 ..........................................................................      11
       Description of Property ......................................................      11

    ITEM 3 ..........................................................................      11
       Legal Proceedings ............................................................      11

    ITEM 4 ..........................................................................      11
       Submission of Matters to a Vote of Security Holders ..........................      11

PART II .............................................................................      12

    ITEM 5 ..........................................................................      12
       Market for Common Equity and Related Stockholder Matters .....................      12

    ITEM 6 ..........................................................................      13
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations ........................................................      13

    ITEM 7 ..........................................................................      19
       Financial Statements .........................................................      19
       Independent Auditors Report ..................................................      21
       Consolidated Balance Sheets ..................................................      22
       Consolidated Statements of Operations ........................................      24
       Consolidated Statements of Stockholders' Equity (Deficit) ....................      26
       Consolidated Statements of Cash Flows ........................................      27
       Notes to Consolidated Financial Statements ...................................      29

    ITEM 8 ..........................................................................      44
       Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure .....................................................      44

PART III ............................................................................      44

    ITEM 9 ..........................................................................      44
       Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act ............................      44
       Directors ....................................................................      44
       Business Experience ..........................................................      45
       Committees of the Board of Directors .........................................      46
       Executive Officers ...........................................................      46
       Business Experience ..........................................................      47

    ITEM 10 .........................................................................      47
       Executive Compensation .......................................................      47

    ITEM 11 .........................................................................      49
       Security Ownership of Certain Beneficial Holders .............................      49

    ITEM 12 .........................................................................      50
       Certain Related Transactions .................................................      50

    ITEM 13 .........................................................................      51
       Exhibits and Reports on form 8K ..............................................      51

           Exhibits Index ...........................................................      51

    SIGNATURES ......................................................................      52

           Exhibit 10.1 - SETTLEMENT AGREEMENT NATIONAL FINANCIAL COMMUNICATIONS ....      53
           EXHIBIT 10.2 - AMENDED SETTLEMENT AGREEMENT BH PRODUCTIONS ...............      55
           EXHIBIT 10.3 - PROMISSORY NOTE I-O DISPLAY SYSTEMS .......................      57
           EXHIBIT 10.4 - SETTLEMENT AGREEMENT PROGRAMMING SERVICES, INC ............      58
           EXHIBIT 10.5 - ACADEMY ENTERTAINMENT SETTLEMENT ..........................      60

     PART I

ITEM 1

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

INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

The following documents and materials filed by the Company with the Commission (File No. 1-15043) are incorporated herein by reference:

1. The Company's Current Report on Form 8-K filed with the Commission on May 26, 2000;

2. The Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, filed with the Commission on July 14, 2000;

3. The Company's Quarterly Report on Form 10-QSB for the three months ended June 30, 2000, filed with the Commission on August 21, 2000;

4. The Company's Current Report on Form 8-K filed with the Commission on September 14, 2000;

5. The Company's Quarterly Report on Form 10-QSB for the six months ended September 30, 2000, filed with the Commission on November 14, 2000;

6. The Company's Current Report on Form 8-K filed with the Commission on January 9, 2001;

7. The Company's Quarterly Report on Form 10-QSB for the nine months ended December 31, 2000, filed with the Commission on February 14, 2001;

8. The Company's Amendment to its Current Report on Form 8-K dated December 30, 2000, filed with the Commission on February 16, 2001;

9. The Company's Current Report on Form 8-K filed with the Commission on March 2, 2001;

10. The Company's amendment to its Quarterly Report on Form 10-QSB for the nine months ended December 31, 2000, filed with the Commission on March 5, 2001;

11. The Company's Proxy on schedule PRE14A, filed with the Commission on June 14, 2001;

All other documents and reports filed pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Exchange Act subsequent to the date of this filing shall be deemed to be incorporated by reference in this filing and to be made a part hereof from the date of the filing of such reports and documents. Any statement contained in a document incorporated or deemed to be incorporated by reference shall be deemed to be modified or superseded for purposes of this document to the extent that a statement contained in the document, or in any subsequently filed document, is deemed to be incorporated by reference or modifies or supersedes the statement.

HISTORY OF THE COMPANY

     The Company was incorporated under the laws of the State of Texas on April 21, 1989 under the name Ainsley Corporation. We issued the initial shares of common stock on April 25, 1989 (inception) and we were organized primarily for the purpose of raising capital to take advantage of potential business opportunities. The name of the Company was later changed to Automated Compliance & Training, Inc. (AC&T), when the Texas corporation was merged with a Utah corporation to make the change to Utah as the state of incorporation. On September 3, 1996, AC&T merged with its wholly owned subsidiary Chequemate International, Inc. (the "Company" or "CMI") and assumed the name of the subsidiary.

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

     On November 12, 1998 we sold the assets associated with the financial service segments of the business to TFL, LLC with its two principals being former Chequemate International employees. Both TFL, LLC and Chequemate International continues to use the name Chequemate International, although we have filed for, and are operating under the fictitious name of C-3D Digital, Inc.

     On December 8, 1998 we purchased from Alpha Broadcasting Corporation inventory, equipment and contracts to provide pay-per-view television services to 19 hotel properties amounting to roughly 3,000 hotel rooms. The purchase price was $1,000,000 and was accomplished through a combination of 250,000 (pre-split) shares of restricted stock valued at $2.00 each, $60,000.00 cash, and a note for $440,000. On July 2, 1999 we purchased additional equipment and contracts to provide pay-per-view television services to an additional 21 properties. The purchase of these assets was accomplished for the sum of $150,000 cash and 125,000 (pre-split) shares of restricted common stock of the Company.

     On December 10, 1998 and March 31, 1999, we acquired the debt position of several secured investors in Strata, Inc., a 3D software provider. On June 16, 1999 these debt positions were used to foreclose on the assets and technology previously owned by Strata, Inc. We continue to market the developed software products of Strata.

     On June 10, 1999, 3D.COM, Inc., was formed under Utah law, and on October 21, 1999, this wholly-owned subsidiary held its organizational meeting. It is management's intention to transfer all the software development and Internet related assets of the Company to this subsidiary.

     On February 2, 2000, we effected a one-for-four reverse split our outstanding stock.

     In December, 2000, we consummated a Stock Purchase Agreement between the Company, VisionComm, Inc. ("VCI") and the shareholders of VCI. In connection with the Stock Purchase Agreement, the terms of which are described in detail in a Current Report on Form 8-K filed with the Commission on January 9, 2001, two of the officers and directors of VCI were appointed, in the beginning of February, 2001, as additional members of the board of directors of the Company.

     On March 15, 2001, we entered into a Master Agreement as amended and re-stated, and then modified and restated on June 13, 2001, which contemplates a private placement to raise up to $3.5 million in return for the Issuance of approximately 43,125,565 Shares to the New Investors, constituting a 51% equity interest in the Company on a fully diluted basis. These newly-issued Shares will have registration rights customary in such issuances as set forth in the Registration Rights Agreements attached to the Proxy Statement filed on June 14, 2001 in Exhibit 99(a) as Schedule 1.3 to the Master Agreement. Under the Master Agreement, the Company can acquire control of Another World and its assets at a later date (the "Acquisition") so that we can benefit from its stereoscopic technologies provided the shareholders of the Company and Another World approve the transaction. The Acquisition will be based on an independent valuation of Another World. Another World has engaged Samil/PricewaterhouseCoopers to perform such independent valuation.

     We propose to Issue approximately 43,125,565 Shares to approximately
200 New Investors, constituting a 51% equity interest in the Company on a fully diluted basis, in return for $3.5 million. The Issuance will result in a change of ownership and a change of control of the Company. The Board believes the Issuance is in the best interests of the Company and that the Issuance will benefit Shareholder value. The Issuance will be conducted by a private placement under Regulation S of the Securities Act. The New Investors are "non-U.S. Persons" as that term is defined in Regulation S of the Securities Act.

     We urgently need the $3.5 million cash infusion for our operations, to improve our cash-flow position and to meet some of the continued listing requirements of the American Stock Exchange. We also need the cash infusion to implement our expansion strategy. The $3.5 million cash infusion will help us meet these needs. The Issuance will be made according to a subscription agreement ("Subscription Agreement") attached to the Master Agreement. The Subscription Agreement can be found at the end of Exhibit 99(a) reference is made to the Company's Proxy on schedule PRE14A, filed with the Commission on June 14, 2001. The contemplated private placement with the New Investors who are familiar with our lines of business will provide synergy in terms of technology sharing and transfer to the Company.

     We intend to use the $3.5 million raised for the following business purposes: $250,000 for repayment of our outstanding debts; $2.5 million for 3D products marketing, sales, development and content distribution, and $750,000 for other working capital purposes. Depending on the actual business needs, the actual use of proceeds may vary from the use mentioned above.

     Most of the New Investors are shareholders of Another World Inc., a company established under the laws of the Republic of Korea ("Another World"). Based on very preliminary estimates, the New Investors who have overlapping ownership in Another World will together own most of the 43,125,565 Shares that will be issued by the Company in the Issuance. Due to the fact that the private placement has not yet been completed, the exact overlapping ownership information is not available.

     The New Investors may individually own at least 5% of the Company after the Issuance. The final percentage distribution of beneficial ownership interests in Chequemate among the New Investors may vary depending on the final private placement funding contributions. Reference is made to the Company's Proxy on schedule PRE14A, filed with the Commission on June 14, 2001.

OTHER INFORMATION

     During the months of August and September, we substantially shut down our 24 hour per day television network operation known as C-3D TV. The costs of operations and marketing of our television network operation were prohibitive. We will continue to develop and market 3D products and technology for the PC and TV markets.

     In November of 2000, Alan Hunter resigned as Secretary of the Company. In approximately the end of October, 2000, Harold Glick resigned as a director of the Company. On November 29, 2000, Chandos Mahon was appointed as the Company's new Chief Operating Officer. Mr. Mahon was engaged in order to facilitate the recent restructuring and broadening of our media resources, and to assist the Company in focusing on consolidation and earnings. For biographical information regarding Mr. Mahon see details in Item # 9.

     We have entered into an employment agreement dated December 1, 2000, with Mr. Mahon. Under the terms of Mr. Mahon's employment agreement, we originally engaged Mr. Mahon as Chief Operating Officer, and beginning April 1, 2001, Mr. Mahon was elected President/CEO of the Company. For biographical and contract information regarding Mr. Mahon, reference is made to the Company's 10QSB filed on March 5, 2001.

     In the beginning of January, 2001, William J. Brinkmeier II, and Thomas A. Nix, officers and directors of VisionComm, Inc., were appointed as additional directors of the Company. For biographical information regarding Messrs. Brinkmeier and Nix, see details in Item # 9.

     In January, 2001, Mr. Mahon was appointed as our Secretary/Treasurer.

     On March 1, 2001, Mr. Mahon was appointed President/Chief Executive Officer, to fill the vacancies left by the resignation of J. Michael Heil in such positions.

PRINCIPAL PRODUCTS AND SERVICES

VISIONCOMM

     VisionComm, Inc. ("VCI") was founded in 1995 for the purpose of becoming a provider of telecommunications and cable television services to residents of multiple dwelling units (MDUs), hotels and hospitals. VCI's corporate headquarters are located in St. Charles, Missouri.

     VCI operates through two divisions--the CABLE DIVISION and the PAYPHONE DIVISION.

     THE CABLE DIVISION is headquartered in Clinton Township, Michigan, a suburb of Detroit. Cable Division Operations is headed by Larry Wilk and Cable Division Sales and Marketing is headed by Tom Nix. Mr. Wilk and Mr. Nix have over 45 years of combined experience in the private cable business. The Cable Division manages a nationwide network of contractors, provides engineering and planning for new installations and customer service for VCI's cable subscribers and oversees all other aspects of the Company's cable business. Subscriber billing and collection are handled at the St. Charles office.

     VCI's initial cable systems were acquired from United Satellite/USA, Inc., in June of 1996. Today, VCI operates private cable systems in three states (Texas, California and Michigan) and manages two franchise cable systems in Missouri, in total covering 6,000 passings. The following communities are under franchise agreements with VisionComm. These franchise agreements were purchased from Phoenix Communications. All assignments and transfers were obtained. These cable systems need to be built out within the next 16 months per the franchise agreements.

Chester Township
Charlton Township
Vienna Township
Weber Township
Yates Township
Elk Township
Sauble Township

     VCI's PAYPHONE DIVISION is headquartered in St. Charles, Missouri. The Payphone Division is headed by William Brinkmeier, President and a director, who has worked in the private payphone business since 1989, when he and Stan Rojeski, a director of VCI, founded Payphones of America, Inc. From 1989 to 1995 Payphones of America increased its operating payphones to 3,300. In 1996 Payphones of America was sold to PhoneTel Technologies, Inc. Proceeds from the sale were used in the initial funding of VisionComm.

     In 1995, VisionComm entered into a ten-year contract with Nevada Communications Corp. to provide payphone services to a large Healthcare Corporation's hospitals and healthcare facilities throughout the United States, on an exclusive basis. As of August 2000, VisionComm had installed 1,000 phones in facilities in 18 states.

     VCI is focusing on the continued growth efforts in the private cable division. The growth, as planned, will encompass both acquisitions and the construction of new cable locations, with VCI's initial concentration on acquisitions. VCI plans to target areas of the country where it has a current presence, as it is believed this will allow for economies of scale. VCI will also seek growth by exploring "Add On" possibilities at its existing properties, such as cable modem services.

     VCI is currently attempting to sell the Payphone Division, so it may devote its full energies to growing the Cable Division. There can be no assurance VCI will be successful in finding a suitable buyer, or, if a suitable prospective buyer is found, that VCI will be able to negotiate acceptable terms.

HOTEL MOVIE NETWORK

     Another key business segment of Chequemate International is its hotel Pay-Per-View and direct digital television services or "Free to Guest" services, called the Hotel Movie Network. We became involved in this business area through acquisitions from Alpha Broadcasting Corporation. In the acquisitions, we purchased a combination of operating service contracts with additional inventory to outfit hotels for Pay-Per-View and "Free to Guest" services.

     Our interest in the hotel market is as a focused test market for its 3D technologies and as a stable revenue source. Currently the company delivers television programming to approximately 11,000 hotel rooms. The hotel properties are primarily located in Arizona, California, Idaho, Nevada, New Mexico, Texas, Utah and Washington.

3D.COM DIVISION
STRATA SOFTWARE DIVISION

     On June 16, 1999, We formed the 3D.COM division by completing the process of acquiring the assets and technology previously owned by Strata, Inc., and combining them with the internal web effort of the Company. We then hired former Strata, Inc. employees to support and sell the Strata products. Strata, Inc. was one of the early pioneers in 3D software. The Strata tool line has been used for such well-known projects as the game "MYST"(c); television shows like the "98 MTV Movie (c) Awards" (c),"Hercules" (c) and "Xena" (c); the NBC dancing peacocks; the Warner Bros and Blockbuster web sites; the films "Contact" (c), "5th Element" (c), "Batman Forever" (c), and many others.

     The core Strata products that will continue to be offered by the Company, are the following:

     Strata 3DPro(TM). Strata 3DPro is the premier 3D software product of the Company and is available for Apple Macintosh, Windows 98, 2000 and NT. Strata 3DPro is used for creating 3D images and animations for the web, video, movies, print, games and multimedia. Strata 3DPro is well known for being used to create the graphics for the world's best selling CD-Rom game, Myst (c). Recently Strata 3DPro has been used on projects such as the Blockbuster Video Web site, the NBC dancing peacocks and the movie CONTACT. The latest release adds special stereographic 3D features. Strata 3DPro has an installed base of approximately 100,000 users.

     VideoShop. VideoShop is a professional quality non-linear video editor and presently runs only on Apple Macintosh computers. VideoShop is used primarily for multimedia, web and desktop video tasks. It has been bundled on select Macintosh computers for over five years and has developed an installed base of well over one million customers through this process.

     MediaPaint(TM). MediaPaint is a video painting and effects application. MediaPaint is available for Apple Macintosh, Windows 98 and NT. MediaPaint is used for professional projects on the Web, multimedia and broadcast video. MediaPaint has an installed base of approximately 6,000 users.

PATENTS, TRADEMARKS AND COPYRIGHTS

     On June 23, 1997, we acquired an exclusive, worldwide and perpetual license to the Realeyes proprietary three-dimensional video technology and subsequently filed U.S. provisional patent application number 60/034,149 with regard to aspects of such technology. We have proceeded to file additional patent applications, including a U.S. utility application, Serial No. 08/997,068, with regard to the system and method of synthesizing three-dimensional video from a two-dimensional video source. Patent Cooperation Treaty (PCT) national phase patent applications based upon this technology have been filed in Australia, Brazil, Canada, China, Japan, Europe and Mexico. An International Patent Application under the Patent Cooperation Treaty (PCT) was filed with regard to a system and method for recording and broadcasting three-dimensional video synthesized from a two-dimensional source. All countries that are members of the PCT were designated in this PCT application.

     On June 16, 1999, we acquired certain copyrights and trademarks relative to the technology and products of its Strata Division.

The Company currently owns or licenses the following U.S. and foreign patents:

Patent/Product            Application or      Country     Granted or Filed      Year of expiration or
                          Registration No.                                            Renewal
-----------------------   ----------------    -------     -----------------     ---------------------
Chequemate 2D to 3D       08/997,068           U.S.A.     December 23, 1997           Pending
Chequemate 2D to 3D       P-19713629-8        Brazil      December 24, 1997           Pending
Chequemate 2D to 3D       2,276,190            Canada     December 24, 1997           Pending
Chequemate 2D to 3D       97181060.5          China       December 24, 1997           Pending
Chequemate 2D to 3D       10-530238            Japan      December 24, 1997           Pending
Chequemate 2D to 3D       97953466.6          Europe      December 24, 1997           Pending
Chequemate 2D to 3D       996050              Mexico      December 24, 1997           Pending
Chequemate Recording and  60/114,264           U.S.A.     December 30, 1998        Converted to PCT
Broadcasting 3D from 2D   PCT/US99/31233                                           December 30, 1999

     The Company currently owns or licenses the following U.S. copyrights:

Copyright/Product         Registration No.    Country        Granted
-----------------         ----------------    -------     -----------------
StrataVISION 3D           TX 2,688,747         U.S.A.     October 2, 1989
AIM - 3D                  TXu 507, 718         U.S.A.     February 13, 1992

     The Company currently owns or licenses the following U.S. and foreign trademarks:

Trademark/Product             Registration No.     Country     Granted or Filed      Year of expiration or
                                or Serial No.                                              Renewal
------------------------      ----------------     -------     -----------------     ---------------------
C-3D Digital class 38           75/605,796          U.S.A.     December 15, 1998           Pending
C-3D Digital class 9            75/605,795          U.S.A.     December 15, 1998           Pending
C-3D class 9                    75/605,794          U.S.A.     December 15, 1998           Pending
C-3D class 38                   75/605,904          U.S.A.     December 15, 1998           Pending
3D.COM class 42                 75/729,813          U.S.A.     June 16, 1999               Pending
3D TRAVEL class 38              75/279,982          U.S.A.     June 16, 1999               Pending
3D SPORTS class 9               75/729,984          U.S.A.     June 16, 1999               Pending
3D SPORTS class 38              75/729,985          U.S.A.     June 16, 1999               Pending
3D TRAVEL class 42              75/729,812          U.S.A.     June 16, 1999               Pending
3D SPORTS class 25              75/729,811          U.S.A.     June 16, 1999               Pending
3D SPORTS class 42              75/729,031          U.S.A.     June 16, 1999               Pending
STRATAVISION 3D                  1,606,234          U.S.A.     July 17, 1990            July 17, 2000
STUDIOPRO                        1,892,027          U.S.A.     May 2, 1995              May 2, 2001 (1)
MEDIAPAINT                       2,042,281          U.S.A.     March 4, 1997            March 4, 2003 (1)
POWERING THE CREATIVE            2,098,858          U.S.A.     September 23, 1997     September 23, 2003 (1)
ENVIRONMENT
STRATAVISION                    TMA404,400          Canada     November 6, 1992         November 6, 2007
TELECHARGE                       2,241,551          U.S.A.     April 27, 1999            April 27, 2009
TELECHARGE SIMPLE ACCESS         2,241,550          U.S.A.     April 27, 1999            April 27, 2009

The Company has also licensed other technology regarding its Strata product line that enables the Company to offer certain of its Strata products on the Microsoft Windows 95 (or higher), operating system.

------------------

     (1) Affidavits of Continued Use are due by this date. If filed the trademark will be valid for ten years from the date of grant. If not filed the trademark will expire on this date.

EMPLOYEES

     As of June 29, 2001, the Company and its subsidiaries had 18 full time employees, and 4 consultants.

ITEM 2.

DESCRIPTION OF PROPERTY

     The Company occupies leased office space at: 1030 S. Mesa Drive $3000.00 per month 4000 sqf. (10 Year lease started March 2000) Lease 951 Old Country Road Suite 195 Belmont, CA $1100.00 per month 900 sqf. (Month to Month) Lease 5018 Bristol Industrial Way #202 Buford, GA $2200.00 per month 3000 sqf (Lease ends July 31 2001) Leases: St. Charles, Missouri Office, 9600 square feet, $5750.00 per month, Four years remaining on lease. Detroit, Michigan Office, 1800 square feet, $2935.00 per month, 18 months remaining on lease. Grand Prairie, Texas Office, 900 square feet, $842.00 per month, 2 months remaining on lease.

ITEM 3.

LEGAL PROCEEDINGS

     On November 14, 2000, the Company and its Chief Executive Officer, J. Michael Heil ("Heil"), were named as defendants in a complaint filed by Trimark Pictures, Inc. ("Trimark"), in the Superior Court for the State of California, County of Los Angeles (TRIMARK PICTURES, INC. V. CHEQUEMATE INTERNATIONAL, INC., D/B/A C-3D DIGITAL, INC., J. MICHAEL HEIL, ET AL.; Case No. SC063992) (the "Trimark complaint"). The Trimark complaint alleges that the Company and Heil breached the terms of a contract between the Company and Trimark dated February 8, 2000 (the "Trimark contract"), by failing to register a total of 100,000 shares of the Company's restricted common stock issued to Trimark pursuant to the terms of the Trimark contract. Under the terms of the Trimark contract, the Company issued to Trimark a total of 100,000 shares of restricted common stock (the "Trimark shares"), and agreed to immediately undertake the registration of the Trimark shares, in exchange for the license to the Company of up to fifty
(50) pictures from Trimark's library for digitalization by the Company. The Trimark complaint also asserts a claim for fraud against the Company and Heil, alleging that, prior to execution of the Trimark contract, the Company and Heil made false promises and representations to Trimark concerning the Trimark shares, for the purpose of inducing Trimark into entering into the Trimark contract. Trimark claims substantial damages arising from the alleged breach of contract and misrepresentations, in the amount of $1,650,000. We are currently engaged in settlement discussions with Trimark and we have reached a settlement in general terms and are awaiting proper documentation resolving the entire matter. In the event these discussions are not successful, the Company and Heil intend to vigorously defend this case, raising a number of defenses, including, among other things, issues regarding the consideration received from Trimark; and the actual damages actually suffered by Trimark because of the alleged breach of contract.

     During the period ending March 31, 2001 we were engaged in restructuring and in focusing on consolidation. In the process of consolidation a number of employees and contractors were released and we are currently engaged with settlement negotiations with many of these employees and contractors. In the event these discussions and negotiations are not successful, we may be faced with additional legal repercussions from these individuals.

     There may be other ongoing litigation not deemed material by management. For a description of all recent litigation and settlements, reference is made to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2000 filed with the Commission on March 12, 2001 and the settlements attachments made hereto.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending March 31, 2001.

     PART II

ITEM 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The stock of the Company is traded on the American Stock Exchange under the symbol DDD. The listing on the American Stock Exchange took place on June 9, 1999. Prior to that date, the Company's stock had been traded on the OTC Bulletin Board under the symbol CQMT of the NASD Stock Market, Inc. As of June 25, 2001, there are approximately 900 shareholders of record of the Company. As of June 25, 2001, the Company had issued and outstanding shares of 25,680,581. The stock of the Company, as of June 25, 2001, closed at $0.19.

     The NASD Stock Market, Inc. provided the fiscal year 1999 quotations for the Company's stock. The referenced quotations reflect inter-dealer prices without dealer mark-up, markdown or commissions and may not represent actual transactions. These prices have been adjusted to reflect the reverse split of the Company's common stock declared to be effective February 2, 2000.

Yahoo! provided the fiscal year 2000 quotations for the Company's stock.

Fiscal Year                        High Closing Price     Low Closing Price
------------------------------     ------------------     -----------------
2000-1st Quarter (4/99-6/99)             13.50                   7.00
2000-2nd Quarter (7/99-9/99)             13.25                   6.25
2000-3rd Quarter (10/99-12/99)           12.50                   4.00
2000-4th Quarter (1/00-3/00)             18.44                   7.25

2001-1st Quarter (4/00-6/00)              8.87                   3.12
2001-2nd Quarter (7/00-9/00)              3.93                   1.00
2001-3rd Quarter (10/00-12/00)            1.19                   0.25
2001-4th Quarter (1/01-3/01)              0.81                   0.15

     The Company has paid no dividends on common stock during its two most recent fiscal years, and has no present intention to pay dividends in fiscal year 2001.

ITEM 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Fiscal year March 31, 2001 compared to March 31, 2000 (as restated for discontinued operations).

     In November 2000 the Company determined to discontinue its Strata division. The Company leased its tangible and intangible Strata assets back to a company controlled by the founders of Strata. The lease agreement was for minimal consideration and served as a mechanism for the planned future sale or spin off of Strata as a separate company. Accordingly the operations of Strata are excluded from the operating results of the Company.

     In December 2000 the Company purchased 100% of VisionComm, Inc. a St. Louis, Missouri based cable television and payphone company. Vision Comm operates on a calendar year end accordingly none of the operations of VisionComm are included in the Company's consolidated financial statements. However the balance sheet of VisionComm is included in the consolidated balance sheet of the Company as of March 31, 2001.

     The Company's current assets increased by $301,872 from March 31, 2000 to March 31, 2001. The increase is the result of the purchase of VisionComm Inc. and inclusion of its accounts receivable in the Company's current assets. Over the same period total liabilities increased by $4,825,277. This increase was also the result of the purchase of VisionComm and the inclusion of its liabilities in the Company's consolidated financial statements.

     The purchase of Vision Comm resulted in the creation of $5,335,881 of goodwill and a net increase in fixed assets of $1,080,473. The Company will evaluate the recoverability of its goodwill on at least an annual basis. The net assets of the Company's investment in Strata have been grouped together as discontinued operations. The Company expects to recover its investment in Strata through the sale or spin off of Strata. The Company raised $2,800,000 of capital from the sale of its common stock. The Company also settled stock debt of $4,039,936 for stock.

Liquidity and Capital Resources

     The Company continues to be dependent on investment capital to fund its operations. The Company expects to receive approximately $3,500,000 upon completion of the Another World Private Placement. The Company has also established an equity line of credit but has determined to not make any draws on the line of credit through June 30, 2001. Even upon the completion of the Another World Private Placement the Company will have a deficit in its working capital. There is no assurance that the Company will be able to attract sufficient investment capital to fund its operations. Also the Another World transaction is subject to shareholder approval and certain deadlines.

Results of Operations

     The Company revenues for the year ended March 31, 2000 have been restated to reflect Strata as discontinued operations. The sales of Strata have been removed from the consolidated numbers as have the related operating expenses.

     Sales for the year ended March 31, 2001 were $905,070 compared to $491,779 for the prior year, an increase of 84%. These sales were the result of the growth of Hotel Movie Network. If the Company had owned VisionComm for all of 2000 sales would have been $3,580,705 on a proforma basis.

     The Company's gross margin was $379,229 or 42% compared to $262,464 or 53% in the prior year.

     General and administrative expenses increased by $10,402,239. This increase was primarily the result of shares and options which were issued for services and in settlement of various claims against the Company. The shares and options were valued at their estimated fair value and resulted in an expense of $10,821,527.

Fiscal year March 31, 2000 compared to March 31, 1999

     The Strata software products generated in excess of $1,800,000 in revenue in the 2000 fiscal year. The Company discontinued the Strata product line in 2001.

     The hotel pay-per-view segment currently generates roughly $80,000 a month in revenue. This business will serve as an internal test market for providing 3D entertainment to hotel guests. The Company has adapted its 3D technology to work through the hotel pay-per-view system and is seeking additional hotel properties in which to conduct market testing.

CURRENT ASSETS

                                                                      MARCH 31,
                                                            -----------------------------
                                                               2000               1999
                                                            ----------         ----------
Cash                                                        $   49,475         $1,732,199
Accounts receivable - net of allowances of $422,096
  and $53,820 in 1999 and 1998, respectively                   213,268            197,922
Inventory                                                      727,512          3,115,763
Prepaid expenses                                                74,170            198,349
                                                            ----------         ----------
Total Current Assets                                         1,064,425          5,244,233
                                                            ----------         ----------

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

     The Company has written off the "RealEyes" inventory that it held on the books for the prior year. The Company's inventory is now made up of the following components:

INVENTORY

                                                     March 31,
                                           -----------------------------
                                              2000               1999
                                           ----------         ----------
          Finished goods         $            727,512         $1,035,682
          WIP                                      --          1,076,880
          Raw goods                                --          1,003,201
                                           ----------         ----------
                                           $  727,512         $3,115,763
                                           ==========         ==========

The finished goods were made up of three components. Inventory used for viewing three dimensional television, software products sold by 3D.COM and units used in the Home Movie Network for installation of the delivery systems in hotels for the pay per view and "free to guest" movies.

Prepaid expenses were costs of demonstrations, shows and other promotional activities that are paid in advance. These costs are expensed after the demonstrations, shows or other promotional activities have concluded.

PROPERTY AND EQUIPMENT

                                                                                    Net Book Value
                                                        Accumulated         -----------------------------
                                         Cost           Depreciation           2000              1999
                                      ----------        ------------        ----------         ----------
Office furniture and fixtures         $  168,465         $   41,571         $  126,894         $   24,320
Machinery and equipment                1,209,061            260,048            949,013            569,488
Hotel pay-per view equipment             470,313            117,579            352,734                 --
                                      ----------         ----------         ----------         ----------
     Total                            $1,847,839         $  419,198         $1,428,641         $  622,717
                                      ==========         ==========         ==========         ==========


     The change in Net Book Value between FY 1999 and FY 2000 is due to purchases of equipment and other personal property.

OTHER ASSETS

                                      2000              1999
                                    ---------         ---------
Notes receivable                       50,000            65,000
Product rights                      2,548,259         2,534,532
Movie production cost (net)           809,640
Secured interest                                      1,198,530
Refundable deposits                    47,159            15,704
Investments                                --             3,000
                                    ---------         ---------
   Total Other Assets               3,455,058         3,816,766
                                    ---------         ---------

     The Company's Note Receivable was the result of a sale of the Chequemate name and business.

     Refundable deposits were primarily for office space, satellite use and some utility deposits.

     The Company's most valuable assets were Product rights and Movie production costs.

PRODUCT RIGHTS

                                                          Net Book Value
                                                          --------------
                               Term            Cost        Amortization       2000            1999
                             ---------     -----------     ------------    -----------     -----------
Product rights               4-5 years     $ 3,948,268     $ 1,659,038     $ 2,289,230     $ 2,423,399
Contract/movie rights        2-5 years         324,559          65,530         259,029         111,133
                             ---------     -----------     -----------     -----------     -----------
                                           $ 4,272,827     $ 1,724,568     $ 2,548,259     $ 2,534,532
                                           ===========     ===========     ===========     ===========

     Product Rights consisted of the Company's 3D technologies that include the ability to convert 2D products to 3D products, the ability to film with special 3D cameras, the ability to manufacture 3D items with the Strata product line, and rights to certain content that can be converted to 3D products to be distributed through the television channel, video, and DVD.

CURRENT LIABILITIES

                                            2000               1999
                                         ----------         ----------
Accounts payable                         $1,089,974         $  871,116
Short-term obligations                    1,972,502                 --
Related party accounts payable                                  25,292
Accrued expenses                            376,391             38,672
Income tax payable                              500                500
Accrued interest - related party                                79,943
Accrued interest payable                    123,605             39,791
Current portion related party                                  140,000
Current portion long-term debt            3,625,787            227,610
Current portion capital lease                    --             13,602
                                         ----------         ----------
     Total Current Liabilities            7,188,759          1,436,526
                                         ----------         ----------

     The increase in the current liabilities was due to new rules pertaining to notes that will later be paid by the Company's issue of common stock. During the first quarter of 2001 the accounts payable of the Company were significantly reduced. Short-term obligations represent various agreements and commitments for services to be rendered to the Company. These obligations were paid in common stock of the Company after approval by the Board of Directors. The Board approved the agreements and the stock was then issued in the first quarter of 2001. The Company recorded the obligations as a liability pending the issuance of the stock in the first quarter of 2001. This transaction put the Company's capital account into a negative position until the issuance of the stock in the first quarter of 2001.

     Accrued expenses were payroll taxes owed to the IRS and State of Utah. Arrangements for the payment of these obligations have been made and these debts are in the process of being retired.

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.0001 par value, 500,000,000 shares
 authorized, 6,781,669 and 5,589,662 shares
 outstanding at 1999 and 1998, respectively                          678                   558
Capital in excess of par                                      36,900,982            24,463,118
Accumulated deficit                                          (38,142,295)          (19,406,486)
                                                            ------------          ------------
   Total Stockholders' Equity (Deficit)                       (1,240,635)            5,057,190
                                                            ------------          ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIT)                              $  5,948,124          $  9,683,716
                                                            ============          ============

     The negative position of the capital account of the Company was the result of booking services of consultants until stock could be issued in the first and second quarters of 2001. It should be noted that during the first quarter of 2001 notes were converted to stock and additional capital was raised that reversed the negative capital position of the company.

REVENUES                                     2000                 1999                1998
                                          -----------          -----------         -----------
  Sales - products                        $ 2,914,421          $   682,760         $ 1,091,794
                                          -----------          -----------         -----------
COST OF SALES
  Product, supplies and materials           4,502,165              631,132             849,919
                                          -----------          -----------         -----------
GROSS MARGIN (LOSS)                        (1,587,744)              51,628             241,875
                                          -----------          -----------         -----------

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

EXPENSES

                                          2000               1999               1998
                                       ----------         ----------         ----------
  Impairment of product rights                 --          3,133,333
  Bad debt expense                        487,221             53,820            138,259
  Selling expenses                      1,102,186            851,339          1,639,806
  General and administrative           15,170,567          3,074,839          3,430,005
                                       ----------         ----------         ----------
     Total Expenses                    16,759,974          3,979,998          8,341,403
                                       ----------         ----------         ----------

     The Company's customers had previously been stable over the years, but this year several of the Company's customers either filed petitions in bankruptcy or changed their methods of distribution due to the Internet. As a result, the Company has reserved for such contingencies in the future.

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

OTHER INCOME (EXPENSE)

     Gain on forgiveness of debt                     29,375                    --
     Loss from discontinued operations                   --               (40,859)                   --
     Interest income                                 13,470                11,265                24,152
     Interest expense                              (430,436)              (93,779)              (18,478)
     Gain (loss) on sale of equipment                    --              (160,836)               70,309
                                               ------------          ------------          ------------
     Total Other Income (Expense)                  (387,591)             (284,209)               75,983
                                               ------------          ------------          ------------
LOSS BEFORE INCOME TAXES                        (18,735,309)           (4,212,579)           (8,023,545)

INCOME TAX PROVISION                                    500                   500                   500
                                               ------------          ------------          ------------
NET LOSS                                       $(18,735,809)         $ (4,213,079)         $ (8,024,045)
                                               ============          ============          ============
BASIC LOSS PER SHARE                           $      (3.09)         $      (0.94)         $      (2.37)
                                               ============          ============          ============
FULLY DILUTED LOSS PER SHARE                   $      (3.09)         $      (0.94)         $      (2.37)
                                               ============          ============          ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                               6,064,075             4,496,046             3,392,211
                                               ============          ============          ============

     Interest expense on the debt that was to be converted to Company stock was the reason for the increase in other expense and income area.

                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                               (DBA C3-D DIGITAL)

                        CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

                                 C O N T E N T S

Independent Auditors' Report ..................................       21

Consolidated Balance Sheets ...................................       22

Consolidated Statements of Operations .........................       24

Consolidated Statements of Stockholders' Equity (Deficit) .....       26

Consolidated Statements of Cash Flows .........................       27

Notes to Consolidated Financial Statements ....................       29


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Chequemate International, Inc. and Subsidiaries
(dba C3-D Digital)
St. Charles, Missouri

We have audited the accompanying consolidated balance sheets of Chequemate International, Inc. and Subsidiaries (dba C3-D Digital) as of March 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of VisionComm, Inc., a consolidated subsidiary, which statements reflect total assets and revenue constituting 21% and 0%, respectively in March 31, 2001, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for VisionComm, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chequemate International, Inc. and Subsidiaries (dba C3-D Digital) as of March 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years ended March 31, 2001, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Chequemate International, Inc. and Subsidiaries (dba C3-D Digital) will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, certain conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
July 3, 2001

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                       March 31,
                                                           ----------------------------
                                                              2001              2000
                                                           -----------      -----------
CURRENT ASSETS

  Cash                                                     $    20,328      $    49,815
  Accounts receivable - net of allowances of $231,217
   and $422,096 in 2001 and 2000, respectively                 615,337          213,268
  Employee advances                                             11,700               --
  Inventory (Note 2)                                           698,379          727,512
  Prepaid expenses                                              20,893           74,170
                                                           -----------      -----------
     Total Current Assets                                    1,366,637        1,064,765
                                                           -----------      -----------
PROPERTY AND EQUIPMENT (Note 3)                              2,229,321        1,148,848
                                                           -----------      -----------
OTHER ASSETS

  Net assets of discontinued operations (Note 14)              752,224          988,312
  Goodwill (Note 21)                                         5,335,881               --
  Notes receivable                                              35,178           50,000
  Movie production cost and product rights (net)             3,664,586        2,649,380
  Refundable deposits                                            3,986           47,159
  Investments                                                   84,000               --
                                                           -----------      -----------
     Total Other Assets                                      9,875,855        3,734,851
                                                           -----------      -----------
     TOTAL ASSETS                                          $13,471,813      $ 5,948,464
                                                           ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      March 31,
                                                           -------------------------------
                                                               2001              2000
                                                           ------------       ------------
CURRENT LIABILITIES

  Accounts payable                                         $  1,418,541       $  1,089,974
  Short-term obligations (Note 19)                                   --          1,972,502
  Accrued expenses                                            1,694,691            376,391
  Income tax payable (Note 16)                                      500                500
  Accrued interest payable                                      133,176            123,605
  Current portion long-term debt (Note 6)                     2,276,222          3,625,787
  Deferred income                                                93,765                 --
                                                           ------------       ------------
     Total Current Liabilities                                5,616,895          7,188,759
                                                           ------------       ------------
LONG-TERM LIABILITIES

  Long-term debt - related party (Note 5)                     1,187,919                 --
  Long-term debt (Note 6)                                     5,209,222                 --
                                                           ------------       ------------
     Total Long-Term Liabilities                              6,397,141                 --
                                                           ------------       ------------
     Total Liabilities                                       12,014,036          7,188,759
                                                           ------------       ------------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 20,686,292 and 6,781,669 shares
   outstanding at 2001 and 2000, respectively                     2,068                678
  Capital in excess of par                                   57,169,680         36,900,982
  Accumulated deficit                                       (55,713,971)       (38,141,955)
                                                           ------------       ------------
     Total Stockholders' Equity (Deficit)                     1,457,777         (1,240,295)
                                                           ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                           $ 13,471,813       $  5,948,464
                                                           ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations

                                                             For the Years Ended March 31,
                                                --------------------------------------------------
                                                    2001               2000               1999
                                                ------------       ------------       ------------
REVENUES

  Sales - products                              $    905,070       $    491,779       $    682,760
                                                ------------       ------------       ------------
COST OF SALES

  Product, supplies and materials (Note 2)           525,841            229,315            631,132
                                                ------------       ------------       ------------
GROSS MARGIN                                         379,229            262,464             51,628
                                                ------------       ------------       ------------
EXPENSES

  Bad debt expense                                    58,987             46,180             53,820
  Selling expenses                                   224,661            416,047            851,339
  General and administrative                      15,266,450          4,864,211          3,074,839
                                                ------------       ------------       ------------
     Total Expenses                               15,550,098          5,326,438          3,979,998
                                                ------------       ------------       ------------
OPERATING LOSS                                   (15,170,869)        (5,063,974)        (3,928,370)
                                                ------------       ------------       ------------
OTHER INCOME (EXPENSE)

  Gain on forgiveness of debt                             --             29,375                 --
  Interest income                                     14,442             13,470             11,265
  Interest expense                                  (277,823)          (118,058)           (93,779)
  Gain (loss) on sale of equipment                        --                 --           (160,836)
                                                ------------       ------------       ------------
     Total Other Income (Expense)                   (263,381)           (75,213)          (243,350)
                                                ------------       ------------       ------------
LOSS BEFORE INCOME TAXES                         (15,434,250)        (5,139,187)        (4,171,720)

INCOME TAX PROVISION (Note 17)                           500                500                500
                                                ------------       ------------       ------------
NET LOSS FROM OPERATIONS                         (15,434,750)        (5,138,687)        (4,171,220)

DISCONTINUED OPERATIONS                           (2,137,266)       (13,596,782)           (40,859)
                                                ------------       ------------       ------------
NET LOSS                                        $(17,572,016)      $(18,735,469)      $ (4,212,079)
                                                ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations

                                              For the Years Ended March 31,
                                  -------------------------------------------------------
                                       2001               2000                 1999
                                  --------------       -------------       -------------
BASIC LOSS PER SHARE

   Continued operations           $        (1.31)      $       (0.85)      $       (0.93)
   Discontinued operations                 (0.18)              (2.24)              (0.01)
                                  --------------       -------------       -------------
                                  $        (1.49)      $       (3.09)      $       (0.94)
                                  ==============       =============       =============

FULLY DILUTED LOSS PER SHARE

   Continuing operations          $        (1.31)      $       (0.85)      $       (0.93)
   Discontinued operations                 (0.18)              (2.24)              (0.01)
                                  --------------       -------------       -------------
                                  $        (1.49)      $       (3.09)      $       (0.94)
                                  ==============       =============       =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                   11,659,403           6,064,075           4,496,046
                                  ==============       =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
            Consolidated Statements of Stockholders' Equity (Deficit)
                For the Years Ended March 31, 2001, 2000 and 1999

                                                                                                     Total
                                    Total                       Capital                           Stockholders'
                                    Shares        Common       in Excess       Accumulated           Equity
                                    Issued        Stock         of Par            Deficit           (Deficit)
                                  ----------      ------      -----------      ------------       ------------
Balance, March 31, 1998            3,522,162      $  352      $18,984,810      $(15,193,407)      $  3,791,755

Shares issued through
 stock offering                    1,521,358         152        3,771,382                --          3,771,534
Shares issued for assets             145,833          15        1,532,985                --          1,533,000
Shares issued for cash                92,950           9            3,709                --              3,718
Correction of an error                12,500           1                4                --                  5
Shares issued in exchange
 for services                        273,703          27           43,420                --             43,447
Shares issued for debt                21,156           2          126,808                --            126,810
Net loss                                  --          --               --        (4,213,079)        (4,213,079)
                                  ----------      ------      -----------      ------------       ------------
Balance, March 31, 1999            5,589,662         558       24,463,118       (19,406,486)         5,057,190

Conversion of debt to stock          646,113          64        3,768,546                --          3,768,610
Stock for services                   415,846          42        3,678,699                --          3,678,741
Stock for cash                        87,501           9            3,491                --              3,500
Options for services                   6,250           1           59,374                --             59,375
Stock for secured interest             5,000           1           80,357                --             80,358
Stock for assets                      31,250           3          320,310                --            320,313
Issuance of options/warrants
  below market value                      --          --        4,527,087                --          4,527,087
Old certificate/new rounding              47          --               --                --                 --
Net loss                                  --          --               --       (18,735,469)       (18,735,469)
                                  ----------      ------      -----------      ------------       ------------
Balance, March 31, 2000            6,781,669         678       36,900,982       (38,141,955)        (1,240,295)

Shares issued for assets             703,250          70        1,826,055                --          1,826,125
Shares issued for cash               788,732          79        2,799,921                --          2,800,000
Shares issued for services         6,078,798         608        6,240,780                --          6,241,388
Shares issued for debt
 conversion                        3,833,743         383        4,039,553                --          4,039,936
Issuance of shares / options
 below market value                       --          --        4,580,139                --          4,580,139
Shares issued for subsidiary       2,500,000         250          782,250                --            782,500
Net loss                                  --          --               --       (17,572,016)       (17,572,016)
                                  ----------      ------      -----------      ------------       ------------
Balance, March 31, 2001           20,686,192      $2,068      $57,169,680      $(55,713,971)      $  1,457,777
                                  ==========      ======      ===========      ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows

                                                                          For the Years Ended March 31,
                                                               -------------------------------------------------
                                                                   2001              2000                1999
                                                               ------------       ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(17,572,016)      $(18,735,469)      $(4,213,079)

  Adjustments to reconcile net loss to net cash used by operating activities:

    Amortization                                                    785,622          1,053,376           314,873
    Depreciation                                                    171,900            295,431            79,599
    Loss on sale of assets                                               --                 --           160,836
    Bad debt expense                                                 58,987            368,276            53,820
    Forgiveness of debt                                                  --            (29,375)               --
    Common stock and options issued for services rendered         8,967,025          8,345,561           448,547
    (Increase) decrease in:
    Accounts receivable                                            (461,056)          (383,622)         (227,437)
    Prepaid expenses                                                 53,277            124,179          (187,090)
    Inventory                                                        29,133          2,388,251           275,246
    Note receivable                                                  14,822             60,000          (530,530)
    Refundable deposits                                              43,173            (31,455)           (7,651)
    Investment                                                           --              3,000                --
  Increase (decrease) in:
    Employee advances                                               (11,700)                --                --
    Accounts payable                                                328,567            193,566          (730,202)
    Accrued interest payable                                          9,571              3,871            53,831
    Deferred income                                                  93,765                 --           (54,724)
    Short-term obligations                                               --          1,972,502                --
    Accrued expenses                                              3,829,351            337,719            (4,667)
                                                               ------------       ------------       -----------
      NET CASH USED BY OPERATING ACTIVITIES                      (3,659,579)        (4,034,189)       (4,568,628)
                                                               ------------       ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase or development of intangibles                                 --           (230,807)         (128,021)
  Equipment purchases                                              (502,268)          (908,440)         (198,736)
                                                               ------------       ------------       -----------
      NET CASH USED BY INVESTING ACTIVITIES                        (502,268)        (1,139,247)         (326,757)
                                                               ------------       ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                                        1,612,081              3,500         3,502,167
  Issuance of notes payable                                       1,419,360          3,550,000         3,043,409
  Issuance of common stock - related party                        1,187,919                 --                --
  Payments made on notes payable                                    (87,000)           (62,448)         (138,832)
                                                               ------------       ------------       -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                $  4,132,360       $  3,491,052       $ 6,406,744
                                                               ------------       ------------       -----------

The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                Consolidated Statements of Cash Flows (Continued)

                                            For the Years Ended March 31,
                                     -------------------------------------------
                                       2001             2000             1999
                                     --------       -----------       ----------
NET INCREASE (DECREASE) IN CASH      $(29,487)      $(1,682,384)      $1,511,359

CASH AT BEGINNING OF YEAR              49,815         1,732,199          220,840
                                     --------       -----------       ----------
CASH AT END OF YEAR                  $ 20,328       $    49,815       $1,732,199
                                     ========       ===========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


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

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its subsidiaries 3D.COM and VisionComm, Inc. All significant intercompany accounts and transactions have been eliminated.

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

          PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

                                                   Years
                                                   -----
               Office furniture                     5-7
               Machinery and equipment              5-7

          MOVIE PRODUCTION COST AND PRODUCT RIGHTS

                                                                                         Net Book Value
                                                                                 ---------------------------
                                  Term            Cost          Amortization        2001             2000
                                ---------     -------------     ------------     -----------     -----------
          Product rights        4-5 years     $ 3,094,045       $ 2,132,143      $   961,902     $ 2,390,351
          Contract/movie
            rights              2-5 years         294,537           294,537               --         259,029
          Production cost         5 years       2,725,725           990,906        1,734,819              --
          Cable production       10 years       1,326,386           358,521          967,865              --
                                              -----------       -----------      -----------     -----------
                                              $ 7,440,693       $ 3,776,107      $ 3,664,586     $ 2,649,380
                                              ===========       ===========      ===========     ===========

          Product rights have been capitalized and amortized over five years using a straight line method. The total amortization expense for the years ended March 31, 2001, 2000 and 1999 amounted to $1,748,763, $1,053,376, and $314,873, respectively.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          PRODUCT RIGHTS (Continued)

          The Company reviews the recoverability of intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Several factors are used to evaluate intangibles. Including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

          BASIC LOSS PER SHARE

          Basic loss per share is calculated using a weighted average for common stock.

                                For the Year Ended
                                  March 31, 2001
               --------------------------------------------------
                   Loss                Shares           Per Share
                (Numerator)         (Denominator)        Amount
               ------------         ------------        ---------
               $(17,433,468)         11,659,403         $  (1.49)
               ============          ==========         ========

                                For the Year Ended
                                  March 31, 2000
               --------------------------------------------------
                   Loss                Shares           Per Share
                (Numerator)         (Denominator)        Amount
               ------------         ------------        ---------
               $(18,735,469)          6,064,075         $  (3.09)
               ============          ==========         ========

                                For the Year Ended
                                  March 31, 1999
               --------------------------------------------------
                   Loss                Shares           Per Share
                (Numerator)         (Denominator)        Amount
               ------------         ------------        ---------
               $ (4,213,079)          4,496,046         $  (0.94)
               ============          ==========         ========

          CASH FLOWS

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit with banks.

          INCOME TAXES

          The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $32,000,000 available to offset future federal and state income tax through 2021. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such has been offset by a valuation allowance for the same amount.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000

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

          CHANGE IN ACCOUNTING PRINCIPLES

          The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

          The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial- components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          CHANGE IN ACCOUNTING PRINCIPLES (Continued)

          The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

          PRIOR PERIOD RECLASSIFICATION

          Certain 2000 and 1999 balances have been reclassified to conform to the presentation of the 2001 consolidated financial statements.

NOTE 2 -  INVENTORY

                                              March 31,
                                      -------------------------
                                        2001             2000
                                      --------         --------
               Finished goods         $698,379         $727,512
               WIP                          --               --
               Raw goods                    --               --
                                      --------         --------
                                      $698,379         $727,512
                                      ========         ========

          The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations. During the year ended March 31, 2000, the Company recognized approximately $2.5 million in markdown of inventory attributable to a decision to restructure an activity. The amount is recorded in cost of sales.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment as of March 31, 2001 and 2000 are detailed in the following summary:

                                                                                   Net Book Value
                                                            Accumulated      --------------------------
                                                Cost        Depreciation        2001            2000
                                             ----------     ------------     ----------      ----------
          Office furniture and fixtures      $  148,815      $   57,078      $   91,737      $  126,894
          Machinery and equipment               982,263         449,000         533,263         949,013
          Hotel pay-per view equipment          470,313         211,641         258,672         352,734
          Telephone and fixtures              2,157,608         831,820       1,325,788              --
          Leasehold improvements                 21,049           1,188          19,861              --
                                             ----------      ----------      ----------      ----------
               Total                         $3,780,048      $1,550,727      $2,229,321      $1,428,641
                                             ==========      ==========      ==========      ==========

          Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the years ended March 31, 2001, 2000 and 1999 amounted to $392,128, $205,471 and $79,599, respectively.

NOTE 4 -  STOCKHOLDERS' EQUITY

          The Company is authorized to issue 500,000,000 shares of common stock, par value $.0001. As of March 31, 2001, the Company has issued 20,512,631 shares of common stock. On February 2, 2000, the Company authorized a 1:4 reverse stock split. The consolidated financial statements have been retroactively restated to reflect the reverse stock split.

NOTE 5 -  RELATED PARTIES

          Notes payable to related parties as of March 31, 2001 and 2000 are detailed in the following summary:

                                                                   2001           2000
                                                                ----------      --------
          Note payable to CEO; with an interest rate of
           10.4%; unsecured; accrued interest of
           $79,943 is due on demand                             $       --      $140,000

          Convertible notes payable to officers and
           directors, with an interest rate of 8%, accrued
           interest of $24,022, due April 30, 2002               1,187,919            --
                                                                ----------      --------
               Total related party notes payable                 1,187,919       140,000

               Less: current portion                                    --      (140,000)
                                                                ----------      --------
               Long-term portion                                $1,187,919      $     --
                                                                ==========      ========

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 5 -  RELATED PARTIES (Continued)

          Maturities of the related party notes payable are as follows:

               Period ending March 31, 2002       $ 1,187,919
                                       2003                --
                                                  -----------
                                      Total       $ 1,187,919
                                                  ===========

NOTE 6 -  LONG-TERM DEBT

          Notes payable as of March 31, 2001 and 2000 are detailed in the following summary:

                                                                        2001           2000
                                                                     ----------      -------
          Note payable to a company; due in monthly
           installments of $3,244 which includes
           interest at 8%; due on demand, unsecured                  $   49,287      $48,287

          Convertible notes payable to various individuals
           with an interest rate of 8%, accrued interest
           of $32,600 due April 30, 2002                              1,612,081           --

          Notes payable to a Company with monthly payments
           ranging from $450 to $17,931 and quarterly payments
           up to $42,099, with interest rates ranging from 12%
           to 14%, with maturities at various dates through
           January 2007. The notes are secured by equipment           3,081,235           --

          Notes payable to a Company, payable in
           monthly installments of $423 including
           interest at 12.5% through November 2003                       12,365           --

          Note payable to a Company, unsecured,
           payable in weekly installments of $1,521,
           including interest at 12% through October 2001                63,570           --

          Notes payable to a Company, unsecured, payable
           in monthly installments of $2,260 including interest
           at 9% through November 1, 2005                               211,906           --
                                                                     ----------      -------
          Balance Forward                                            $5,030,444      $48,287
                                                                     ----------      -------

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 6 -  LONG-TERM DEBT (Continued)

                                                                    2001               2000
                                                                 -----------       -----------
          Balance Forward                                        $ 5,030,444       $    48,287

          Note payable to a Company, unsecured, payable
           in monthly installments of interest only,
           calculated at 9% annually, through the due
           date of the principal balance at April 30, 2002         1,260,000                --

          Notes payable to a former stockholders with
           monthly payments of interest only at 10% to
           10.5% annually, through the due date of the
           principal balances at July 2001                           356,000                --

          Promissory notes to various companies;
           April 1, 2001, which includes interest at 12%,
           secured by tangible and intangible assets                      --         3,050,000

          Note payable to an individual, due December
           20, 2001, with interest at 8%                             300,000                --

          Notes payable to various entities, due on
           demand, interest at 8%                                    139,000                --

          Note payable to a company; due on demand,
           interest at 10% due monthly, secured by
           equipment and inventory                                   400,000           440,000

          Note payable to a company; unsecured, due on
           demand, includes interest at 10%                               --            87,500
                                                                 -----------       -----------
               Total long-term debt                                7,485,444         3,625,787

               Less: current portion                              (2,276,222)       (3,625,787)
                                                                 -----------       -----------
               Long-term portion                                 $ 5,209,222       $        --
                                                                 ===========       ===========


                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 6 -  LONG-TERM DEBT (Continued)

          Maturities of long-term debt are summarized below:

               Period ending March 31, 2002                      $ 2,276,222
                                       2003                        3,781,371
                                       2004                          466,176
                                       2005                          359,120
                                       2006 and thereafter           602,555
                                                                 -----------
                                       Total                     $ 7,485,444
                                                                 ===========

NOTE 7 -  LEASES

          At March 31, 2001, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                  Operating
                                                    Leases
                                                  ---------
          Period ended March 31,
                 2002                             $ 105,000
                 2003                               107,400
                 2004                               107,400
                 2005                               109,800
                 2006                                75,300
                 later years                        129,600
                                                  ---------
          Total minimum lease payments            $ 634,500
                                                  =========

          Rental expense for the years ended March 31, 2001, 2000 and 1999 amounted to $421,098, $135,860 and $135,580, respectively.

NOTE 8 -  CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

          CASH FLOW INFORMATION

                                             March 31,
                                 ---------------------------------
                                   2001         2000         1999
                                 --------      ------      -------
          Interest paid          $268,352      $2,134      $34,535

          Income taxes paid      $    500      $  500      $   500

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 8 -  CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES (Continued)

          NON-CASH INVESTING AND FINANCING ACTIVITIES

          For the years ending March 31, 2001, 2000 and 1999, the Company incurred the following non-cash investing and financing activities.

                                                                             March 31,
                                                          -------------------------------------------
                                                             2001             2000            1999
                                                          -----------      ----------      ----------
          Capital lease obligations incurred              $        --      $       --      $   29,895
          Issuance of stock and options for services
           rendered                                       $10,821,527      $8,345,561      $  448,547
          Issuance of stock for assets                    $ 2,800,000      $  510,313      $1,533,000
          Increase in debt for assets                     $        --      $       --      $  440,000
          Issuance of stock for debt                      $ 4,039,936      $3,768,610      $       --
          Issuance of stock for subsidiary                $   782,500      $       --      $       --

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

          The Company is a defendant in one pending litigation. On November 14, 2000, the Company and its Chief Executive Officer, J. Michael Heil ("Heil"), were named as defendants in a complaint filed by Trimark Pictures, Inc. ("Trimark"). The Trimark complaint alleges that the Company and Heil breached the terms of a contract between the Company and Trimark dated February 8, 2000, by failing to register a total of 100,000 shares of the Company's restricted common stock issued to Trimark. Trimark claims substantial damages arising from the alleged breach of contract and misrepresentations, in the amount of $1,650,000.

          The Company is currently engaged in settlement discussions with Trimark and have reached a settlement in general terms and are awaiting proper documentation resolving the entire matter. In the event these discussions are not successful, the Company and Heil intend to vigorously defend this case, raising a number of defenses, including, among other things, issues regarding the consideration received from Trimark; and the actual damages actually suffered by Trimark because of the alleged breach of contract.

          In December 2001, the Company entered into five employment agreements with certain key personnel. The agreements provided compensation arrangements including non-qualified stock options to acquire common stock of the Company. The term of the agreements were for thirty-six months.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 11 - ACQUISITIONS

          In August 2000, the Company purchased several film libraries to supplement the 3-D TV operations. The film libraries were purchased to be converted to a 3-D format. The Company issued 703,250 shares of its common stock for the film libraries which are included in its film production costs.

NOTE 12 - GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through March 31, 2001. The Company does not have an established source of revenues sufficient to cover its operating costs.

          Management has formulated a plan to raise additional funding through stock issuances and increase in debt. In addition, the Company's projected revenues from the establishment of its VisionComm subsidiary, the expansion of its cable and hotel activities, and the completion of its pending private placement with Another World, would provide sufficient capital for operations.

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

          Activity regarding stock options is summarized as follows:

                                                                Number of Shares
                                        -----------------------------------------------------------
                                          2001            Price           2000            Price
                                        ---------      ------------     ---------     -------------
          Options Granted:
            Beginning of year           2,516,704      $.04 - 28.00       201,987     $        0.04
            Additional granted            784,522       .04 -  2.00     2,314,717      0.04 - 28.00
            Canceled                     (799,037)      .04 - 28.00            --                --
                                        ---------      ------------     ---------     -------------
            End of year                 2,502,189                       2,516,704
                                        =========                       =========

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 13 - COMMON STOCK AND WARRANTS (Continued)

                                                                Number of Shares
                                        -----------------------------------------------------------
                                          2001            Price           2000            Price
                                        ---------      ------------     ---------     -------------
          Options Exercised:
            Beginning of year              87,501      $.04 - 28.00        56,251     $        0.04
            Additional exercised          600,000               .04        31,250              0.04
            Expired                            --                --            --                --
                                        ---------      ------------     ---------     -------------
            End of year                   687,501                          87,501
                                        =========                       =========
          Options Outstanding at End
            of Year                     1,814,688                       2,429,203
                                        =========                       =========

          To retain, attract and compensate key individuals, the Company during the fiscal year granted several stock options to various individuals. These options are convertible into approximately 2,233,000 shares and range from $0.04 to $28.00 per post-split share. In addition, the Company granted options for services performed at $8.00 per post-split share.

          In December 2000, the Company granted an officer and director options to acquire 600,000 shares of common stock from $0.04 to $2.00. In May 2000, the Company granted options to former employees to acquire 184,500 shares of common stock at $0.04 per share.

          As part of the VisionComm, Inc. acquisition, the Company issued warrants to the sellers to purchase 2,800,000 shares of common stock at $1.00 per share. The warrants are immediately exercisable and expire in April 2002.

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

NOTE 14 - DISCONTINUED OPERATIONS

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 14 - DISCONTINUED OPERATIONS (Continued)

          In November of 2000, the Company entered into several agreements with a Utah corporation to allow the corporation to use the "Strata" assets until an agreement could be reached regarding selling the assets or combining them with the corporation's assets and merging them into a separate entity with the Company obtaining an ownership in the new entity. Subsequent to year-end, the Company is still pursuing resolving this issue with the Utah corporation. The Company believes that the possibility of a new agreement not to be concluded is remote. Should a new agreement not be concluded the value of the assets would be significantly impaired. Therefore, under FASB 5 the Company feels that there is only a remote chance that the uncertainties will give rise to a contingency. The total net assets and liabilities were $752,224 and $215,146, respectively.

          During the fiscal year, the Company ceased operation of its cable channel and 3-D unit segments. The following is a summary of the loss from discontinued operations resulting from the elimination of these operations. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

                                                            March 31,
                                                 ------------------------------
                                                    2001               2000
                                                 -----------       ------------
          NET SALES                              $   362,446       $    268,478
                                                 -----------       ------------
          OPERATING EXPENSES

            Operating cost                         2,262,891         13,384,554
            Depreciation and amortization            236,821            480,706
                                                 -----------       ------------
              Total Operating Expenses             2,499,712         13,865,260
                                                 -----------       ------------
          LOSS BEFORE INCOME TAXES                (2,137,266)       (13,596,782)

          INCOME TAXES                                    --                 --
                                                 -----------       ------------
          LOSS FROM DISCONTINUED OPERATIONS      $(2,137,266)      $(13,596,782)
                                                 ===========       ============

NOTE 15 - RELATED PARTY TRANSACTIONS

          The Company pays certain officers and directors royalties from the revenue of book sales. In addition, the Company pays a major shareholder royalties on active users of the Chequemate product. The total amount owing to these individuals as of March 31, 2001 and 2000 was $-0- and $-0-, respectively.

          The Company has several notes payable to certain members of the Board of Directors (see Note 5).

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 16 - PROVISION FOR INCOME TAXES

          The provision for income taxes for the years ended March 31, 2001 and 2000 consists of the following:

                                          Current      Deferred      Total
                                          -------      --------      -----
          Year ended March 31, 2001
               U.S. Federal                 $ --         $ --         $ --
               State and local               500           --          500
                                            ----         ----         ----
                                            $500         $ --         $500
                                            ====         ====         ====
          Year ended March 31, 2000
               U.S. Federal                 $ --         $ --         $ --
               State and local               500           --          500
                                            ----         ----         ----
                                            $500         $ --         $500
                                            ====         ====         ====

          Income tax expense was $500 for each of the years ended March 31, 2001, 2000 and 1999, respectively, and differed from the amounts computed by applying the combined U.S. Federal and Utah State income tax rate of 38 percent to loss from operations before provision for income taxes and extraordinary item as a result of the following:

                                                                       2001              2000
                                                                    -----------       -----------
          Computed "expected" benefit                               $(6,624,000)      $(7,215,000)
          State tax payable                                                 500               500
          Increase (reduction) in income taxes resulting from:
               Change in valuation allowance for deferred
                 tax assets                                           3,745,274         4,778,892
               Non-deductible expenses                                2,878,726         2,436,108
                                                                    -----------       -----------
                    Income Tax Provision                            $       500       $       500
                                                                    ===========       ===========

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2001 and 2000 are presented below:

          Deferred tax assets:
               Net operating loss carryforwards
                    Total deferred tax assets        $ 16,617,048       $ 12,871,774
                    Less valuation allowance          (16,617,048)       (12,871,774)
                                                     ------------       ------------
                    Net Deferred Tax Assets          $         --       $         --
                                                     ============       ============

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 17 - SUBSEQUENT EVENTS

          On March 15, 2001, the Company entered into a Master agreement as amended and restated, and then modified and restated on June 13, 2001, which contemplates a private placement to raise up to $3.5 million in return for the issuance of approximately 43,125,565 shares to the new investors, constituting a 51% equity interest in the Company on a fully diluted basis. These newly-issued shares will have registration rights customary in such issuances as set forth in the Registration Rights Agreements attached to the Proxy Statement filed on June 14, 2001 in Exhibit 99(a) as Schedule 1.3 to the Master Agreement. Under the Master Agreement, the Company can acquire control of Another World and its assets at a later date (the "Acquisition") so that they Company can benefit from its stereoscopic technologies provided the shareholders fo the Company and Another World approve the transaction. The Acquisition will be based on an independent valuation of Another World. Another World has engaged Samil-PricewaterhouseCoopers to perform such independent valuation.

NOTE 18 - SEGMENT INFORMATION

          The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

          The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies.

          Financial information with respect to the reportable segments follows:

                                                Centric           Hotel
                                               Graphical      Pay-Per-View       Total
                                              -----------     ------------     -----------
          Revenue from external customer      $   129,805      $  775,265      $   905,070

          Depreciation and amortization         1,111,171       1,029,720        2,140,891

          Operating cost                       12,970,170       1,090,211       20,312,843

          Segment loss                         13,951,536       1,344,666       15,296,202

NOTE 19 - SHORT TERM OBLIGATIONS

          The Company entered into various agreements and commitments for services to be rendered to the Company. These obligation were paid in common stock of the Company after approval by the Board of Directors. During the year ended March 31, 2001, the Board approved some of the agreements and the stock was then issued. The Company recorded the obligations as a liability pending the issuance of the stock.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 20 - BUSINESS COMBINATION

          On December 30, 2000, the Company acquired all of the outstanding shares of VisionComm, Inc., a telecommunication and cable television provider to multiple dwelling units. The total acquisition cost was $7,800,000 which consisted of the issuance of 2,500,000 shares of common stock and a note for $2,800,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $5,335,881 is being amortized over 5 years by the straight-line method.

          The acquisition has been accounted for as a purchase and results of operations of VisionComm, Inc., since the date of acquisition, are included in the consolidated financial statements.

          Unaudited pro forma consolidated results of operations for the years ended March 31, 2001 and 2000 as though Vision.Comm had been acquired as of April 1, 1999 follow:

                                  2001               2000
                              ------------       ------------
          Sales               $  3,580,705       $  5,764,558
          Net loss             (18,471,947)       (19,730,923)
          Loss per share             (1.58)             (3.25)

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In fiscal year ending March 31, 2001 there were no changes in or disagreements with accountant and financial disclosure.

     PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon our review of forms 3, 4 and 5, and amendments thereto furnished to us during fiscal year ending March 31, 2001, the following indivdual were found to be delinquent in complying with Section 16(a) of the exchange act.

Bob Warfield
John Bartholomew

For each of these persons, we have been unable to determine the exact number of late reports, the exact number of transactions that were not reported on a timely basis and the exact number of failures to file the required item per
Section 16(a) of the exchange act.

DIRECTORS

Name and Principal Occupation            Age     First        Shares of Common       Percentage of
or Employment                                    Became a     Stock                  Common stock
                                                 Director     Beneficially Owned     Outstanding
-----------------------------            ---     ----------   ------------------     -------------
William J. Brinkmeier                     51     Feb., 2001      1,185,414              4.62%
Vice-President, Chequemate
International, Inc.

Thomas Nix                                53     Feb., 2001        428,315              1.67%
Vice-President, Chequemate,
International, Inc.

Robert E. Warfield                        61     1995              250,000              0.97%
Partner in the real estate
company of Moore Warfield & Glick

Andre Peterson                            48     1998              250,885 (1)          0.98%
VP of Marketing and Chief Marketing
Officer of Cogito Incorporated

John Bartholomew                          42     1998              259,060 (2)          1.01%
General Manager of the Kaizen Group

Daniel Thompson                           50     1999              125,000 (3)          0.05%

J. Michael Heil *                         46     ?               1,105,000 (3)          4.31%
* Mr Heil resigned as CEO 3/1/01


------------------

(1)  This amount includes 30,000 shares available under unexercised options.

(2)  This amount includes 34,285 shares available under unexercised options.

(3)  This amount consists of shares available under unexercised options.

BUSINESS EXPERIENCE

     William J. Brinkmeier. Director. Mr. Brinkmeier is one of the Founders, President and the Chairman of the Board of VisionComm, Inc. VisionComm, Inc. was formed by Mr. Brinkmeier, Mr. Rojeski, Mr. Nix and Mr. Wilk in 1995 with the mission of becoming a leading provider of cable and telecommunication services to multi-family developments hospitals and hotels. Mr. Brinkmeier is the former President of Payphones of America, Inc., a nationwide provider of pay telephone service. Mr. Brinkmeier and Mr. Rojeski founded Payphones of America, Inc. in 1989. From 1989 to 1996, Payphones of America, Inc. increased its' installed base to over 3300 payphones. In 1996, Mr. Brinkmeier and his partner sold Payphones of America, Inc. to the largest private provider of pay telephones in the United States.

     Thomas A. Nix. Director and Chairman of the Board. Mr. Nix is the Executive Vice President - Cable Division. In this capacity, Mr. Nix is responsible for all of the Cable Division's sales and marketing activities. Mr. Nix has involved in the private cable industry for over sixteen years. Mr. Nix was a co-founder of Datavision in 1982. Datavision was one of the first publicly held companies to provide security systems for multi-dwelling units. Mr.Nix and his sales team secured contracts for over 150,000 units. In 1985, Mr. Nix founded Data Cablevision, which was one of the first providers of private cable television equipment and services in the United States. As President of Data Cablevision, Mr. Nix secured private cable contracts for in excess of 22,000 passings. In addition, he secured contracts to provide pay-per-view and free to guest cable services to over 16,000 hotel rooms. From 1988 to 1995, Mr. Nix provided consulting, advisory and brokerage services to the private cable industry. In addition, Mr. Nix has acquired and operated private cable systems throughout the United States.

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

COMMITTEES OF THE BOARD OF DIRECTORS

     Robert E. Warfield serves as the sole voting member of the Compensation Committee of the board of directors. Andre Peterson serves as the Chairman of the Audit Committee, with John Bartholomew as a member. The Compensation Committee has been charged with the responsibility of evaluating and establishing compensation for the management of the Company and the grant of corporate stock options. The Audit Committee has been charged with the responsibility of communicating with the auditors of the Company, and evaluating the accounting controls, functions and systems of the Company.

EXECUTIVE OFFICERS

     The following table outlines the executive officers of the Company.

Name                                  Age     Position Held      Current Term of Office and period of Service
----                                  ---     -------------      --------------------------------------------
J. Michael Heil *                      45     CEO                September 1998 to 3/1/01
* Mr. Heil resigned as CEO 3/1/01

D. Alan Hunter *                       46     Secretary          February 2000 to 10/6/00
* Mr. Hunter resigned as Secretary 10/6/00

Chandos Mahon                          43     President/CEO      March 2001 to present

William J. Brinkmeier                  51     Vice-President     December 2000 to present

Thomas A. Nix                          53     Vice-President     December 2000 to present

Lawrence J. Wilk                       49     Vice-President     December 2000 to present

Frank Friedlein, Jr.                   50     Controller         December 2000 to present

BUSINESS EXPERIENCE

     Chandos Mahon. President & CEO. Mr. Mahon, born June of 1958, the son of successful film producer and director Barry Mahon, has over twenty (20) years of experience in the television, film and telecommunications industries. From approximately 1997 to 1999, he was the President, Chief Executive Officer, and principal shareholder, of Programming Services, Inc., a closely-held corporation founded by Mr. Mahon, which was engaged in satellite programming and satellite telecommunications. From approximately 1993 to 1998, Mr. Mahon served as the Executive Vice President and general manager of Network One (N1), a 24 hour cable and broadcast network. Mr. Mahon was responsible for creation, implementation and management of the entire business plan. Prior to joining N1, Mr. Mahon worked in various executive roles with CBS Productions, Columbia Pictures Television and Imagine Films, where he supervised features and television production both nationally and internationally. Mr. Mahon has over 20 major production credits to his name. Mr. Mahon provides his management expertise to all areas of the C-3D plan, including, management, operations, finance, sales and marketing.

     William J. Brinkmeier. Vice-President. (See business experience above)

     Thomas A. Nix. Vice-President. (See business experience above)

     Lawrence J. Wilk. Vice-President. Mr. Wilk is the Vice President of VisionComm's cable operations. In this capacity, Mr. Wilk is responsible for all aspects of VisionComm's cable operations. Mr. Wilk has been involved in the private cable industry for over sixteen years. Among his many accomplishments, Mr. Wilk participated in the engineering and implementation of the first digital compression technology utilized in connection with Viacom's and Scientific Atlanta's network groups. From 1990 to 1995, Mr. Wilk was Vice President of Engineering at United Satellite / America, Inc. At USA, Mr. Wilk implemented a variety of operational restructuring programs encompassing engineering, maintenance and personnel requirements for the company's 31 cable systems located throughout the United States. Mr. Wilk increased revenue to USA through a variety of methods including construction upgrades, renegotiating existing contractor agreements and utilization of spare parts inventory. From 1993 to 1995, Mr. Wilk was director of Engineering for Telecable Communications Corp., a privately held company providing cable services to the hospitality industry.

     Frank Friedlein, Jr. Controller. Mr. Friedlein joined VisionComm in July 1998 as its' V.P. / Chief Financial Officer. In this capacity Mr. Friedlein is responsible for all accounting, budgeting, bank relations and M.I.S. activities. From 1993 to 1998 Mr. Friedlein was employed by the Vernon L. Goedecke Companies Group. In 1998 Mr. Friedlein was Vice-President / CFO of the parent Company Vernon L. Goedecke. 1996 to 1997 Mr. Friedlein was Vice-President / Controller of New Buffalo Corporation an importer of consumer (Do it Yourself) hand tools. 1993 to 1996 Mr. Friedlein was Manager of Operation for Spirit of St. Louis Software Company. Mr. Friedlein is a graduate of St. Louis University with a degree in accounting.

ITEM 10

EXECUTIVE COMPENSATION

     The table set forth below contains information about the remuneration received and accrued during fiscal years 2000 and 2001 from the Company and its subsidiaries by the Chief Executive Officer and each of the most highly compensated executive officers of the Company.

Name and Principal    Fiscal Year     Salary ($)       Bonus ($)     Restricted Stock     Securities
Position                                                                 Award(s)         Underlying
                                                                                            Options
------------------    -----------     ----------       ---------     ----------------     ----------
J. Michael Heil          2001         $169,400         $     0           $      0          $      0
CEO and Chairman         2000         $184,800         $     0           $      0          $      0
                         1999         $100,000         $ 6,299           $      0          $      0

D. Alan Hunter           2001         $ 56,500         $      0          $      0          $      0
Secretary                2000         $ 84,000         $      0          $      0          $      0
                         1999         $      0         $      0          $      0          $      0

Chandos Mahon            2001         $      0         $      0          $125,000          $600,000
CEO & President          2000         $      0         $      0          $      0          $      0

William J Brinkmeier     2001         $      0         $      0          $ 33,336          $      0
Vice-President           2000         $      0         $      0          $      0          $      0

Thomas A. Nix            2001         $      0         $      0          $ 33,336          $      0
Vice-President           2000         $      0         $      0          $      0          $      0

Lawrence J. Wilk         2001         $      0         $      0          $ 33,336          $      0
Vice-President           2000         $      0         $      0          $      0          $      0

Frank Friedlein, Jr.     2001         $      0         $      0          $ 30,000          $      0
Controller               2000         $      0         $      0          $      0          $      0

The following chart shows the stock options that were granted to executive officers of the Company during the last completed fiscal year.

Name/Position             Total       Percentage of total       Total      Exercise      Expiration
Position                 Options     granted to employees      Options       Price          Date
                         Granted       in fiscal year           Vested     ($/share)
-------------            -------     --------------------      -------     ---------     ----------
Chandos Mahon - CEO
  Total                  600,000              100%

Detail
12/01/00                 100,000                                100,000      $0.04       12/31/10
12/01/00                 100,000                                      0      $0.50       12/31/10
12/01/00                 100,000                                      0      $0.50       12/31/10
12/01/00                 100,000                                      0      $0.50       12/31/10
12/01/00                  50,000                                      0      $1.00       12/31/10
12/01/00                  50,000                                      0      $1.00       12/31/10
12/01/00                  50,000                                      0      $2.00       12/31/10
12/01/00                  50,000                                      0      $2.00       12/31/10

The following table reflects the number of unexercised options that are exercisable and unexercisable at the end of fiscal year 2001.

Name                       Shares         Value           No. of Securities     Value of unexercised in-
                          Acquired      Realized              Underlying          the-money options at
                         On Exercise       ($)           Unexercised Options           FY-End ($)
                             (#)                            at FY-End (#)        exercisable/unexercisable
                                                       exercisable/unexercisable
---------------          -----------    --------       -----------------------  ------------------------
J. Michael Heil             125,000     $166,875           150,000 / 0                  $0 / $0
D. Alan Hunter               25,000     $ 33,375                 0 / 0                  $0 / $0
Chandos Mahon               100,000     $ 22,000                 0 / 500,000            $0 / $0

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS

The following table sets forth as of June 8, 2001 certain information regarding the beneficial ownership of the Common Stock of the Company by (a) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each director of the Company and the executive officers of the Company and (c) all directors and executive officers of the Company as a group. Unless otherwise indicated, each beneficial owner possesses sole voting and dispositive power with respect to the shares listed in this table.

Name                                Amount and Nature of    Percentage of
                                    Beneficial Ownership        Class
---------------------------         --------------------    -------------
William J. Brinkmeier II(1)               1,185,414             4.62%
Michael J. Heil(2)                        1,105,000             4.31%
Chandos Mahon(3)                            660,857             2.58%
Thomas A. Nix(4)                            428,315             1.67%
Lawrence J. Wilk(5)                         383,066             1.49%

Frank Friedlein, Jr(6)                      297,996             1.16%
John V. Bartholomew(7)                      259,060             1.01%
Andre H. Peterson(8)                        250,885             0.98%
Robert E. Warfield(9)                       250,000             0.97%
Daniel Thompson(10)                         125,000             0.05%
Alan Hunter(11)                              25,300             1.01%
Total                                     4,970,893             18.85%

(1) Mr. Brinkmeier is a director of the Company. His address is 124 Point West Blvd., St. Charles, MO 63301.

(2) Mr. Heil is a director of the Company. His address is 124 Ferry Street SW, Albany, OR 97321.

(3) Mr. Mahon is CEO and President of the Company. His beneficial ownership interest includes 100,000 shares underlying options. His address is: 10336 Variel Ave., Chatsworth, CA 91311.

(4) Mr. Nix, is a director of the Company and is Chairman of the Board of Directors. His address is 36380 Garfield Rd So. 7, Clinton Twp, MI, 48035

(5) Mr. Wilk is an officer of the Company. His address is 36380 Garfield Rd So. 7, Clinton Twp, MI, 48035.

(6) Mr. Friedlein is the Controller of the Company. His address is 124 Point West Blvd., St. Charles, MO 63301.

(7) Mr. Bartholomew is a director of the Company. His beneficial ownership interest includes 10,000 shares underlying options. His address is 291 E. 950 South, Orem, Utah, 84058.

(8) Mr. Peterson is a director of the Company. His beneficial ownership interest includes 6250 shares underlying options. His address is 2091 East 950 South, Orem, Utah, 84058.

(9) Mr. Warfield is a director of the Company. His address is 5700 Coastal Highway, Ocean City, MD 21842.

(10) Mr. Thompson is a director of the Company. His beneficial ownership interest includes 125,000 shares underlying options. His address is 31636 Blue Meadow Lane, Westlake Village, CA 91361

(11) Mr. Hunter was Secretary of the Company from February 3, 2000 to October 6, 2000. His address is 17221 Palisades Circle, Pacific Palisades, CA 90272.

ITEM 12

CERTAIN RELATED TRANSACTIONS

In November of 2000, the former chairman of the Company entered into a Lease and License Agreement with Corastar, Inc., a Nevada corporation ("Corastar") on behalf of the Company, giving Corastar the right to market the Company's 3 dimensional graphic software and the related trade mark "Strata" known as the Strata Asset. Ken Bringhurst is the President of 3D.COM, Inc., a division of Chequemate International, Inc. (3D.COM), Gary Bringhurst is a Vice President of 3D.COM and Dennis Derrick is a Vice President of 3D.COM and collectively are substantial owners of Corastar. The Company is investigating the execution of the subject agreement to determine if it has been properly approved by the Company and whether there is conflict of interest involved. Therefore, the Company cannot attest to the validity of the subject agreement at present. The Company and Corastar are currently negotiating an arrangement regarding the Strata assets. However we cannot guarantee whether the negotiation will be successful.

The Company has no other related transactions to report this year.

ITEM 13

EXHIBITS AND REPORTS ON FORM 8K

EXHIBITS INDEX

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
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

  10.1         SETTLEMENT AGREEMENT NATIONAL FINANCIAL

  10.2         AMENDED SETTLEMENT AGREEMENT BH PRODUCTIONS

  10.3         PROMISSORY NOTE I-O DISPLAY SYSTEMS

  10.4         SETTLEMENT AGREEMENT PROGRAMMING SERVICES, INC.

  10.5         ACADEMY ENTERTAINMENT SETTLEMENT


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHEQUEMATE INTERNATIONAL, INC.

JULY 6, 2001                           /s/ Chandos Mahon
                                       ----------------------------------
                                       CHANDOS MAHON
                                       PRESIDENT AND CEO



                                       CHEQUEMATE INTERNATIONAL, INC.

JULY 6, 2001                           /s/ Andre Peterson
                                       ----------------------------------
                                       ANDRE PETERSON
                                       DIRECTOR AND PRINCIPAL ACCOUNTING OFFICER