Form 10QSB
period 2001-06-30
CHEQUEMATE INTERNATIONAL INC
filed 2001-08-20
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

                                   (Mark one)
              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 (636) 724-1004
                                 --------------
                           (Issuer's telephone number)


                    ----------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

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

64,702,640 Shares as of August 10, 2001.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

                                 C O N T E N T S

Consolidated Balance Sheets ..........................................  3

Consolidated Statements of Operations ................................  5

Consolidated Statements of Cash Flows ................................  6

Notes to Consolidated Financial Statements ...........................  7

                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                               (dba C3-D DIGITAL)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

                CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES

                               (dba C3-D Digital)

                           Consolidated Balance Sheets

                                     ASSETS
                                                                                 June 30,             March 31,
                                                                                  2001                  2001
                                                                               -----------           -----------
                                                                               (Unaudited)
CURRENT ASSETS

  Cash                                                                         $    28,217           $    20,328
  Accounts receivable - net of allowances of $293,980
   and $231,217, respectively                                                      595,755               615,337
  Employee advances                                                                  6,500                11,700
  Inventory (Note 2)                                                               686,028               698,379
  Prepaid expenses                                                                  53,559                20,893
                                                                               -----------           -----------
     Total Current Assets                                                        1,370,059             1,366,637
                                                                               -----------           -----------
PROPERTY AND EQUIPMENT                                                           1,558,204             2,229,321
                                                                               -----------           -----------
OTHER ASSETS

  Net assets of discontinued operations                                            752,224               752,224
  Goodwill                                                                       5,069,087             5,335,881
  Notes receivable                                                                      --                35,178
  Movie production cost and product rights (net)                                 3,856,140             3,664,586
  Refundable deposits                                                                3,986                 3,986
  Investments                                                                           --                84,000
                                                                               -----------           -----------
     Total Other Assets                                                          9,681,437             9,875,855
                                                                               -----------           -----------
     TOTAL ASSETS                                                              $12,609,700           $13,471,813
                                                                               ===========           ===========

      The accompanying notes are an integral part of this financial statement.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES

                               (dba C3-D Digital)

                     Consolidated Balance Sheets (Continued)

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                June 30,                March 31,
                                                                                  2001                    2001
                                                                               -----------            -----------
                                                                               (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                            $ 1,593,756           $ 1,418,541
   Accrued expenses                                                              1,160,966             1,694,691
   Income tax payable                                                                  500                   500
   Accrued interest payable                                                        162,423               133,176
   Current portion long-term debt (Note 5)                                       3,659,815             2,276,222
   Current portion - related party (Note 4)                                      1,576,770                    --
   Deferred income                                                                      --                93,765
                                                                               -----------           -----------
     Total Current Liabilities                                                   8,154,230             5,616,895
                                                                               -----------           -----------
LONG-TERM LIABILITIES

   Long-term debt - related party (Note 4)                                              --             1,187,919
   Long-term debt (Note 5)                                                       3,015,078             5,209,222
                                                                               -----------           -----------
     Total Long-Term Liabilities                                                 3,015,078             6,397,141
                                                                               -----------           -----------
     Total Liabilities                                                          11,169,308            12,014,036
                                                                               -----------           -----------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 26,912,433 and 20,686,292 shares
   outstanding, respectively                                                         2,691                 2,068
  Capital in excess of par                                                      58,590,549            57,169,680
  Accumulated deficit                                                          (57,152,848)          (55,713,971)
                                                                               -----------           -----------
     Total Stockholders' Equity (Deficit)                                        1,440,392             1,457,777
                                                                               -----------           -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                               $12,609,700           $13,471,813
                                                                               ===========           ===========

      The accompanying notes are an integral part of this financial statement.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES

                               (dba C3-D Digital)

                      Consolidated Statements of Operations

                                                                                   For the Three Months Ended
                                                                                            June 30,
                                                                              ----------------------------------
                                                                                  2001                   2000
                                                                              ------------           -----------
REVENUES                                                                       $   732,432           $   117,709

COST OF SALES                                                                      388,986               364,412
                                                                              ------------           -----------
GROSS PROFIT (LOSS)                                                                343,446              (246,703)
                                                                              ------------           -----------
EXPENSES

   Depreciation and amortization                                                   690,171               309,053
   Bad debt expense                                                                 12,842                50,000
   Selling expenses                                                                                      254,628
   General and administrative                                                      935,189             5,194,218
                                                                              ------------           -----------
     Total Expenses                                                              1,638,202             5,807,899
                                                                              ------------           -----------
OTHER INCOME (EXPENSE)

   Other income                                                                     82,900                    --
   Interest income                                                                      79                   544
   Interest expense                                                               (227,100)             (109,076)
                                                                              ------------           -----------
     Net Other Expense                                                            (144,121)              (96,532)
                                                                              ------------           -----------
NET (LOSS) BEFORE INCOME TAXES                                                  (1,438,877)           (6,151,134)

INCOME TAX PROVISION                                                                    --                    --
                                                                              ------------           -----------
NET (LOSS)                                                                     $(1,438,877)          $(6,151,134)
                                                                              ============           ===========

(LOSS) PER SHARE                                                               $     (0.06)          $     (0.75)
                                                                              ============           ===========

AVERAGE NUMBER OF SHARES OUTSTANDING                                            22,208,497             8,173,783
                                                                              ============           ===========

      The accompanying notes are an integral part of this financial statement.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES

                               (dba C3-D Digital)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                   For the Three Months Ended
                                                                                            JUNE 30,
                                                                               ---------------------------------
                                                                                   2001                 2000
                                                                               ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss)                                                                  $(1,438,877)          $(6,151,134)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                                 690,171               309,053
     Bad debt expense                                                               12,842                50,000
     Common stock and options issued for services                                  298,124             7,431,968
   Changes in operating assets and liabilities:

     (Increase) decrease in receivables                                             (7,953)               57,370
     (Increase) decrease in inventory                                               12,351                19,909
     (Increase) decrease in prepaid expense                                        (27,466)              (66,867)
     (Increase) decrease in deposits                                                    --               (88,207)
     Increase (decrease) in accounts payable                                       175,215              (661,033)
     Increase (decrease) in short-term debt                                             --            (1,219,092)
     Increase (decrease) in deferred revenue                                       (93,765)                   --
     Increase (decrease) in accrued expenses                                       296,800                (3,242)
     Increase (decrease) in accrued interest                                        29,247               102,500
                                                                               ------------          -----------
       Net Cash (Used) by Operating Activities                                     (53,311)             (218,775)
                                                                               ------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets and movie rights                                             --             (238,465)
                                                                               ------------          -----------
       Net Cash (Used) by Investing Activities                                           --             (238,465)
                                                                               ------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of assets                                                     82,900                    --
   Proceeds from debt                                                                   --               670,000
   Payments of long-term debt                                                      (21,700)                   --
                                                                               ------------          -----------
       Net Cash Provided by Financing Activities                                    61,200               670,000
                                                                               ------------          -----------
NET (DECREASE) IN CASH                                                               7,889               212,760

CASH AT BEGINNING OF PERIOD                                                         20,328                49,815
                                                                               ------------          -----------
CASH AT END OF PERIOD                                                          $    28,217           $   262,575
                                                                               ===========           ===========

      The accompanying notes are an integral part of this financial statement.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES

                               (dba C3-D Digital)

                   Notes to Consolidated Financial Statements

                        June 30, 2001 and March 31, 2001


NOTE 1 --     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

              In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for three month periods ended June 30, 2001 and 2000, (b) the consolidated financial position at June 30, 2001, and (c) the consolidated statements of cash flows for the three month period ended June 30, 2001 and 2000. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2000. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

              The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on July 11, 2001.

              REVENUE RECOGNITION

              Revenue is recognized on an accrual basis upon deliver of the software or product, or as customers view pay-per-view items. Revenue consists of software sales, product sales, license fees, and monthly hotel pay-per-view fees. Revenues from coin calls and non-coin calls are recognized as calls are made. Revenues from cable are recognized in the period the service has been provided.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES

                               (dba C3-D Digital)

                   Notes to Consolidated Financial Statements

                        June 30, 2001 and March 31, 2001


NOTE 1 --     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

                                                                              YEARS
                                                                             -------
                        Office furniture                                       5-7
                        Machinery and equipment                                5-7

              BASIC LOSS PER SHARE

              Basic loss per share is calculated using a weighted average for common stock.

                                                For the Three Months Ended
                                                      June 30, 2001
                                   ------------------------------------------------
                                      Loss                Shares            Per Share
                                    (Numerator)         (Denominator)       Amount
                                   -------------       ---------------     --------
                                    $(1,438,877)          22,208,497         $(0.06)
                                    ===========           ==========         ======
                                                For the Three Months Ended
                                                      June 30, 2000
                                   ------------------------------------------------
                                       Loss                Shares         Per Share
                                    (Numerator)         (Denominator)       Amount
                                   -------------       ---------------     --------
                                    $(6,151,134)          8,173,783         $(0.75)
                                    ===========           =========         ======

              CASH FLOWS

              For purposes of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit with banks.

              INCOME TAXES

              The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $33,000,000 available to offset future federal and state income tax through 2021. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such has been offset by a valuation allowance for the same amount.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES

                               (dba C3-D Digital)

                   Notes to Consolidated Financial Statements

                        June 30, 2001 and March 31, 2001


NOTE 1 --     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

              The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES

                               (dba C3-D Digital)

                 Notes to the Consolidated Financial Statements

                        June 30, 2001 and March 31, 2001


NOTE 2 --      INVENTORY

                                                                            June 30,    March 31,
                                                                             2001         2000
                                                                            --------    --------
                          Finished goods                                    $686,028    $698,379
                          WIP                                                     --          --
                          Raw goods                                               --          --
                                                                            --------    --------
                                                                            $686,028    $698,379
                                                                            ========    ========

              The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations.

NOTE 3 --     STOCKHOLDERS' EQUITY

              The Company is authorized to issue 500,000,000 shares of common stock, par value $.0001. As of June 30, 2001, the Company has issued 26,912,433 shares of common stock. On February 2, 2000, the Company authorized a 1:4 reverse stock split. The consolidated financial statements have been retroactively restated to reflect the reverse stock split.

NOTE 4 --     RELATED PARTIES

              Notes payable to related parties as of June 30, 2001 and March 31, 2001 are detailed in the following summary:

                                                                           June 30,              March 31,
                                                                             2001                  2001
                                                                          ---------             ----------
              Convertible notes payable to officers and
               directors, with an interest rate of 8%, accrued
               interest of $24,022, due April 30, 2002                    $1,187,919             $1,187,919

              Notes payable to a former stockholders with
               monthly payments of interest only at 10%
               to 10.5% annually, through the due date of
               the principal balances at July 2001.                          388,851                    --
                                                                          ---------             ----------
                   Total related party notes payable                       1,576,770             1,187,919

                   Less: current portion                                   1,576,770                    --
                                                                          ---------             ----------
                   Long-term portion                                      $      --             $1,187,919
                                                                          =========             ==========

              Maturities of the related party notes payable are as follows:

              Period ending June 30,                                     2002                  $1,576,770
                                                                         2003                          --
                                                                                               ----------
                                                                         Total                 $1,576,770
                                                                                               ==========

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES

                               (dba C3-D Digital)

                 Notes to the Consolidated Financial Statements

                        June 30, 2001 and March 31, 2001

NOTE 5 --     LONG-TERM DEBT

              Notes payable as of June 30, 2001 and March 31, 2001 are detailed in the following summary:

                                                                                 June 30,              March 31,
                                                                                  2001                   2000
                                                                                ----------           -----------
              Note payable to a company; due in monthly
               installments of $3,244 which includes                            $   49,287            $   49,287

              Convertible notes payable to various individuals
               with an interest rate of 8%, accrued interest
               of $32,600 due April 30, 2002.                                    1,612,081             1,612,081

              Notes payable to a Company with monthly payments ranging
               from $450 to $17,931 and quarterly payments up to $42,099, with interest rates ranging from 12% to 14%, with
               maturities at various dates through January 2007. The notes
               are secured by equipment.                                         2,997,874             3,081,235

              Notes payable to a Company, payable in
               monthly installments of $423 including
               interest at 12.5% through November 2003.                             11,772                12,365

              Note payable to a Company, unsecured,
               payable on demand, interest at 9%.                                   95,000                    --

              Note payable to a Company, unsecured,
               payable in weekly installments of $1,521,
               including interest at 12% through October 2001.                          --                63,570

              Notes payable to a Company, unsecured, payable in monthly
               installments of $2,260 including interest at 9% through
               November 1, 2005.                                                   206,024               211,906

              Note payable to a Company, unsecured, payable in monthly
               installments of interest only, calculated at 9% annually,
               through the due date of the principal balance at
               April 30, 2002.                                                   1,260,000             1,260,000

              Notes payable to a former stockholders with monthly payments of interest only at 10% to 10.5% annually, through the due
               date of the principal balances at July 2001.                             --               356,000

              Note payable to an individual, due December
               20, 2001, with interest at 8%.                                      300,000               300,000
                                                                                ----------           -----------
              Balance Forward                                            $       6,532,038     $       6,946,444
                                                                                ----------           -----------

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES

                               (dba C3-D Digital)

                 Notes to the Consolidated Financial Statements

                        June 30, 2001 and March 31, 2001


NOTE 5 --     LONG-TERM DEBT (Continued)

                                                                                 June 30,               March 31,
                                                                                   2001                   2000
                                                                                ----------            ----------
              Balance Forward                                                   $6,532,038            $6,946,444
              Notes payable to various entities, due on
               demand, interest at 8%.                                             142,855               139,000

              Note payable to a company; due on demand,
               interest at 10% due monthly, secured by
               equipment and inventory.                                                --                400,000
                                                                                ----------            ----------
                   Total long-term debt                                          6,674,893             7,485,444

                   Less: current portion                                         3,659,815            (2,276,222)
                                                                                ----------            ----------
                   Long-term portion                                            $3,015,078            $5,209,222
                                                                                ==========            ==========

              Maturities of long-term debt are summarized below:

              Period ending March 31,                             2002                            $3,659,815
                                                                  2003                             1,587,227
                                                                  2004                               466,176
                                                                  2005                               359,120
                                                                  2006 and thereafter                602,555
                                                                                                  ----------
                                                                  Total                           $6,674,893
                                                                                                  ==========

NOTE 6 --     LEASES

              At June 30, 2001, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                                                                       Operating
                                                                                                        Leases
                                                                                                        --------
              Period ended June 30,
                     2002                                                                               $105,000
                     2003                                                                                107,400
                     2004                                                                                107,400
                     2005                                                                                109,800
                     2006                                                                                 75,300
                     later years                                                                         129,600
                                                                                                        --------
              Total minimum lease payments                                                              $634,500
                                                                                                        ========

              Rental expense for the three months ended June 30, 2001 and the year ended March 31, 2001 amounted to $________ and $421,098, respectively.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES

                               (dba C3-D Digital)

                 Notes to the Consolidated Financial Statements

                        June 30, 2001 and March 31, 2001


NOTE 7 --     CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

              CASH FLOW INFORMATION

                                                                                June 30,           March 31,
                                                                                 2000               2000
                                                                                --------          ---------
              Interest paid                                                     $   --            $268,352

              Income taxes paid                                                 $   --          $    500

              NON-CASH INVESTING AND FINANCING ACTIVITIES

              For the three months ended June 30, 2001 and the year ended March 31, 2001, the Company incurred the following non-cash investing and financing activities.

                                                                                June 30,       March 31,
                                                                                 2001            2001
                                                                               ---------       ----------
              Issuance of stock and options for services
               rendered                                                        $298,194        $10,821,527
              Issuance of stock for assets                                     $     --        $ 2,800,000
              Issuance of stock for debt                                       $     --        $ 4,039,936
              Issuance of stock for subsidiary                                 $     --        $   782,500

NOTE 8 --     FINANCIAL INSTRUMENTS

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

NOTE 9 --     COMMITMENTS AND CONTINGENCIES

              The Company has various outstanding proposals to issue common stock to reduce existing debt. Shares of common stock to be issued for debt are subject to market price fluctuation. Therefore, common stock shares to be issued may increase in order to satisfy debt if the market price per share drops.

NOTE 10 --    ACQUISITIONS

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES

                               (dba C3-D Digital)

                 Notes to the Consolidated Financial Statements

                        June 30, 2001 and March 31, 2001


NOTE 11 --    GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through June 30, 2001. The Company does not have an established source of revenues sufficient to cover its operating costs.

              Management has formulated a plan to raise additional funding through stock issuances and increase in debt. In addition, the Company's projected revenues from the establishment of its VisionComm subsidiary, the expansion of its cable and hotel activities, and the completion of its pending private placement with Another World, would provide sufficient capital for operations.

NOTE 12 --    RELATED PARTY TRANSACTIONS

              The Company has several notes payable to certain members of the Board of Directors (see Note 5).

NOTE 13 --    SUBSEQUENT EVENTS

              On July 31, 2001, the shareholders approved the issuance of 38,504,275 shares of common stock, constituting a 51% equity interest in the Company in return for 3.5 million dollars. ON August 10, 2001, the Company completed all closing required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

             June 30, 2001 and March 31, 2001

CHANGES IN FINANCIAL CONDITION

The balance of current assets at June 30, 2001 was $1,370,059 compared to a balance of $1,366,637 at March 31, 2001. The balances of current liabilities were $8,154,230 and $5,616,895 for the same periods respectively. The resulting current ratio at June 30, 2001 is .16:1. The current ratio at March 31, 2001 was also .2:1.

The decrease of current liabilities by $423,028 at June 30, 2001 from March 31, 2001 was due primarily to the payment of services and accrued expenses by common stock. These payments are in included in the 6,226,141 shares which were valued at their estimated fair value of $1,421,492.

The components of current assets at June 30, 2001 remained almost unchanged from March 31, 2001. However, the balance of accounts payable at June 30, 2001 was $1,593,756 compared to the balance at March 31, 2001 was $1,418,541. The increase of $175,215 or 12% was offset by a decrease in accrued expenses by $533,725 or 31% as explained above. The Company also repaid $421,700 of its long-term debt.

Subsequent to June 30, 2001 the shareholders of the Company approved the acquisition of Another World for 38,504,275 shares of its common stock. Under the terms of this agreement the Company is to receive $3,500,000. Even after the proceeds of this agreement are received the Company will still have a working capital deficit of more than $750,000. Management plans to pursue additional settlements of stock for debt.

RESULTS OF OPERATIONS

In the fourth quarter of 2000 the Company determined to discontinue its Strata division by licensing the technology, accordingly the June 30, 2000 financial statements have been restated to reflect the operations of Strata as discontinued.

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Sales for the three months ended June 30, 2001 were $732,432 compared to $117,709 for the same period in 2000, resulting in an increase of $614,723 or 522%. This increase was due to the purchase of Visioncomm as of December 31, 2000. Cost of goods sold for the three months ended June 30, 2001 was $388,986 or 53% of sales, compared to $364,412 or 309% of sales for 2000. The Company sold its 3D television products in 2000 at a loss in an unsuccessful attempt to create a greater demand and market presence.

Operating expenses include primarily depreciation and amortization expenses and general and administrative expenses. Depreciation and amortization expenses for the three months ended June 30, 2000 was $309,053 compared to $690,171 in the same period of 2001. The increase is due to the amortization of the goodwill recorded on the purchase of Visioncomm. General and administrative expenses were $935,189 or 127% of sales, for the three months ended June 30, 2001 and $5,194,218 or 4412% of sales for the same period in 2000, resulting in a decrease of $4,259,029 or 82%. The decrease is due to primarily to financing costs on convertible debt which are included in expenses in the 2000 expenses but not in the 2001 expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to be dependent on investment capital to fund its operations. This can be no assurance that the Company will continue to be able to attract sufficient investment capital to fund its operations.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On November 14, 2000, the Company was named as defendant in a complaint filed by Trimark Pictures, Inc. Trimark"), in the Superior Court for the State of California, County of Los Angeles. On July 31, 2001, Trimark and the Company reached a complete settlement. (See Lions Gate settlement under Item 2 Changes In Securities)

On February 13, 2001, the Company was named as a defendant in a complaint filed by I-O Display Systems, LLC / Ilixco, Inc., DBA Razor Digital Media (together "IO"), in the Superior Court for the state of California, County of San Mateo. On May 3, 2001, IO and the Company reached a complete settlement. (See IO settlement under Item 2 Changes In Securities)

There may be other ongoing litigation not deemed material by management.

Reference is made to the Company's 10-KSB filed with the Securities and Exchange Commission (the "Commission") on July 11, 2001, which is incorporated by reference into this 10-QSB.

ITEM 2 - CHANGES IN SECURITIES

During the quarter ended June 30, 2001, the Company issued shares of restricted common stock to a number of individuals, described below.

Each of the following issuances of securities were conducted pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

On March 29, 2001, the Company issued 15,595 shares of restricted common stock to Chad Greulach, in consideration of a settlement agreement executed on March 19, 2001, as settlement on previous wages.

On April 9, 2001 the Company issued 25,000 shares of restricted common stock to Jim Peterson, in connection with his agreement with the Company.

On April 9, 2001 the Company issued 5,625 shares of restricted common stock to John Peterson, in connection with his agreement with the Company.

On April 9, 2001 the Company issued 11,250 shares of restricted common stock to Brian Marlin, in connection with his agreement with the Company.

On April 9, 2001 the Company issued 56,250 shares of restricted common stock to Ed McDermolt, in connection with his agreement with the Company.

On April 9, 2001 the Company issued 5,000 shares of restricted common stock to Matthew Porter, in connection with his agreement with the Company.

On April 9, 2001 the Company issued 3,125 shares of restricted common stock to Eric Brown, in connection with his agreement with the Company.

On April 9, 2001 the Company issued 5,625 shares of restricted common stock to Joanne Hodgecook, in connection with his agreement with the Company.

On April 9, 2001 the Company issued 15,625 shares of restricted common stock to Tom Ott, in connection with his agreement with the Company.

On April 13, 2001 the Company issued 171,050 shares of restricted common stock to Chandos Mahon, in connection with his employment arrangement as complete compensation to date.

On April 13, 2001 the Company issued 40,000 shares of restricted common stock to John Bartholomew, in connection with his Directors arrangement as complete compensation for 2000 & 2001.

On April 13, 2001 the Company issued 40,000 shares of restricted common stock to Robert Warfield, in connection with his Directors arrangement as complete compensation for 2000 & 2001.

On April 13, 2001 the Company issued 40,000 shares of restricted common stock to
J. Michael Heil, in connection with his Directors arrangement as complete compensation for 2000 & 2001.

On April 13, 2001 the Company issued 40,000 shares of restricted common stock to Andre Peterson, in connection with his Directors arrangement as complete compensation for 2000 & 2001.

On April 13, 2001 the Company issued 40,000 shares of restricted common stock to Daniel R Thompson, in connection with his Directors arrangement as complete compensation for 2000 & 2001.

On April 13, 2001 the Company issued 30,000 shares of restricted common stock to William Brinkmeier, in connection with his Directors arrangement as complete compensation for 2001.

On April 13, 2001 the Company issued 30,000 shares of restricted common stock to Thomas Nix, in connection with his Directors arrangement as complete compensation for 2001.

On April 23, 2001 the Company issued 83,297 shares of restricted common stock to Frank Friedlein, in connection with his employment arrangement as complete compensation to date.

On April 23, 2001 the Company issued 92,560 shares of restricted common stock to Thomas Nix, in connection with his employment arrangement as complete compensation to date.

On April 23, 2001 the Company issued 92,560 shares of restricted common stock to William Brinkmeier, in connection with his employment arrangement as complete compensation to date.

On April 23, 2001 the Company issued 92,560 shares of restricted common stock to Lawerence Wilk, in connection with his employment arrangement as complete compensation to date.

On April 23, 2001, the Company issued 15,000 shares of restricted common stock to April Martin, in consideration of a settlement agreement executed in April 2001, as settlement on previous wages.

On April 23, 2001, the Company issued 404,761 shares of restricted common stock to Programming Services, Inc., in consideration of a settlement agreement executed on March 19, 2001, as settlement of a previous promissory note with a balance due of $ 68,000.00 and any liquidated damages. All shares issued will have registration rights with a minimum reset value of $0.21 per share.

On May 9, 2001, the Company issued 1,581,481 shares of restricted common stock to I-O Display Systems, LLC., in consideration of a settlement agreement executed on May 3, 2001, as settlement of an outstanding debt and litigation. The settlement consideration released the Company from an agreed amount of $540,000.00 and any liquidated damages. The shares issued will have registration rights.

On May 9, 2001 the Company issued 100,000 shares of restricted common stock to Lions Gate Entertainment (formally "Trimark") in consideration of a proposed settlement agreement, as settlement of an outstanding debt and litigation. The settlement consideration was made part of the settlement agreement dated July 31, 2001, which released the Company from (the "Trimark complaint"). The Company's settlement with Lions Gate Entertainment dated July 31,2001 includes registration rights on all shares issued, a cash reimbursement for legal expenses of $41,720, and a conversion and license arrangement for the Company to convert one mutually acceptable Lions Gate Entertainment film from 2D to 3D.

On May 9, 2001 the Company issued 85,502 shares of restricted common stock to Chandos Mahon, in connection with his employment arrangement as complete compensation to date.

On May 9, 2001 the Company issued 361,374 shares of restricted common stock to Ken Bringhurst, in connection with his employment arrangement as complete compensation to date.

On May 9, 2001 the Company issued 62,500 shares of restricted common stock to Ken Bringhurst, in connection with his employment arrangement and underlying options exercised to date.

On May 9, 2001 the Company issued 357,986 shares of restricted common stock to Gary Bringhurst, in connection with his employment arrangement as complete compensation to date.

On May 9, 2001 the Company issued 62,500 shares of restricted common stock to Gary Bringhurst, in connection with his employment arrangement and underlying options exercised to date.

On May 9, 2001 the Company issued 338,700 shares of restricted common stock to Dennis Derick, in connection with his employment arrangement as complete compensation to date.

On May 9, 2001 the Company issued 37,500 shares of restricted common stock to Dennis Derick, in connection with his employment arrangement and underlying options exercised to date.

On May 9, 2001, the Company issued 164,244 shares of restricted common stock to Andre H. Peterson., in consideration of services provided to the Company by Mr. Peterson's company the Kaizen Group. Services included April 24, 2000 through January 2001

On May 9, 2001, the Company issued 164,244 shares of restricted common stock to John Bartholomew., in consideration of services provided to the Company by Mr. Bartholomew's company the Kaizen Group. Services included April 24, 2000 through January 2001

On May 9, 2001 the Company issued 91,409 shares of restricted common stock to Frank Friedlein, in connection with his employment arrangement as complete compensation to date.

On May 9, 2001 the Company issued 101,574 shares of restricted common stock to Thomas Nix, in connection with his employment arrangement as complete compensation to date.

On May 9, 2001 the Company issued 101,574 shares of restricted common stock to William Brinkmeier, in connection with his employment arrangement as complete compensation to date.

On May 9, 2001 the Company issued 101,574 shares of restricted common stock to Lawerence Wilk, in connection with his employment arrangement as complete compensation to date.

On May 9, 2001 the Company issued 561,640 shares of restricted common stock to Paul H LaBarre, in connection with his employment arrangement as complete compensation to date.

On May 9, 2001 the Company issued 390,212 shares of restricted common stock to Ernest McKay, in connection with his employment arrangement as complete compensation to date.

On May 17, 2001, the Company issued 107,244 shares of restricted common stock to BH Productions, in consideration of a settlement agreement executed on February 2, 2001, as settlement of previous services debt of $ 40,217.00 and any liquidated damages. 80,434 shares issued will have registration rights with a minimum reset value of $0.50 per share.

On May 31, 2001, the Company issued 25,000 shares of restricted common stock to Stephen Myers, in consideration of a settlement agreement executed In May 2001, as settlement on previous wages.

On May 31, 2001, the Company issued 75,000 shares of restricted common stock to Alan Miller c/o Academy Entertainment, in consideration of a settlement agreement executed on May 30, 2001, as settlement on previous debt with the Company. All shares issued will carry registration rights within 2001.

On June 27, 2001, the Company issued 250,000 shares of restricted common stock to National Financial Communications corp., in consideration of a settlement agreement executed on June 1, 2001, as settlement on a previous consulting debt with the Company. All shares issued will carry registration rights prior to September 15, 2001. All shares issued will have registration rights with a minimum reset value of $0.285 per share at registration.

On June 27, 2001 the Company issued 81,310 shares of restricted common stock to Frank Friedlein, in connection with his employment arrangement as complete compensation to date.

On June 27, 2001 the Company issued 54,925 shares of restricted common stock to Thomas Nix, in connection with his employment arrangement as complete compensation to date.

On June 27, 2001 the Company issued 91,873 shares of restricted common stock to William Brinkmeier, in connection with his employment arrangement as complete compensation to date.

On June 27, 2001 the Company issued 39,676 shares of restricted common stock to Lawerence Wilk, in connection with his employment arrangement as complete compensation to date.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2001, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

ITEM 5 - OTHER INFORMATION

In a Special Meeting of the Shareholders held on July 31, 2001 at the Holiday Inn Select St. Peters, St. Peters, Missouri, two Proposals were put to a vote of the Shareholders. Proposal One was for the Company to issue 38,504,275 shares of common stock, constituting a 51% percent equity interest in the common stock of the Company on a fully diluted basis, to approximately two hundred New Investors in return for $3.5 million. The shares were issued to the New Investors through a private placement under

Regulation S of the Securities Act of 1933, as amended. Out of the total votes of 16,709,034, Proposal One had 16,552,347 votes For, 43,045 votes Against, and 113,642 votes Abstained.

Proposal Two was for the Shareholders to ratify and approve the settlement with and the issuance of new shares to the shareholders of VisionComm, Inc. This proposal was offered in order to facilitate the reduction of long-term debt and remove the subsequent re-pricing agreement offered to the shareholders of VisionComm in the Stock Purchase Agreement dated December 2000, also eliminating any additional issuance of shares to the VisionComm shareholders per the re-pricing provisions. Out of the total votes of 16,709,034, Proposal Two had 16,306,202 votes For, 126,093 votes Against, and 276,739 votes Abstained.

The Company officially closed phase one of the Master Agreement with Another World on Friday, August 10 after completing all closing requirements per the Master Agreement.

The companies have already commenced the planning and implementation of some of the opportunities brought to C-3D by Another World. The two companies will begin working together on a number of 3D stereoscopic and experiential media projects and joint marketing efforts.

As part of the use of proceeds from the private placement, C-3D will immediately be looking at the opportunities of distributing the many products Another World has ready for markets in the US and abroad. C-3D will also be substantially expanding its two media divisions to enhance their overall financial performance.

Reference is made to the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on July 9, 2001, and the Company's 8K filed with the Commission on August 20, 2001which is incorporated by reference into this 10-QSB.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 3(i) Article of Incorporation (incorporated by reference from the Company's 8-A12B filed with the Commission on May 27, 1999)

     Exhibit 3(ii) Bylaws (incorporated by reference from the Company's 8-A12B filed with the Commission on May 27, 1999)

     Exhibit 10(i) Amended and Restated Master Agreement between the Company and Another World dated June 13, 2001 (incorporated by reference from Exhibit 99.1(a) of the Preliminary Proxy Statement on Schedule 14A filed with the Commission on June 14, 2001)

(b) Reports on Form 8K - A Current Report on Form 8-K was filed by the Company on August 20, 2001 to disclose under Item 1 a change in control of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHEQUEMATE INTERNATIONAL, INC.

August 15, 2001                         /s/ Chandos Mahon
                                        ----------------------------------
                                        CHANDOS MAHON
                                        PRESIDENT AND CEO