Form 10QSB
period 2001-09-30
CHEQUEMATE INTERNATIONAL INC
filed 2001-11-19
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark one)
            /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
 / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                       COMMISSION FILE NUMBER: 01-15043

                        CHEQUEMATE INTERNATIONAL, INC.
      (Exact Name of small business issuer as specified in its charter)

        Utah                                                 76-0297816
------------------------                                ---------------------
(State of Incorporation)                             (IRS Employer ID Number)

    10 UNIVERSAL CITY PLAZA, SUITE 1100, UNIVERSAL CITY, CALIFORNIA 91608
    ----------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (818) 655-3078
                                 --------------
                           (Issuer's telephone number)

                 124 POINT WEST BLVD., ST. CHARLES, MO 63301
                 -------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

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

64,702,640 Shares as of November 10, 2001.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

                         CHEQUEMATE INTERNATIONAL, INC.
             FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

      PART I.  FINANCIAL INFORMATION

            ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS                           3

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS                        17

                        LIQUIDITY AND CAPITAL RESOURCES                            18

      PART II. OTHER INFORMATION

            ITEM 1.     LEGAL PROCEEDINGS                                          18

            ITEM 2.     CHANGES IN SECURITIES                                      19

            ITEM 3.     SIGNIFICANT TRANSACTIONS                                   19

            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        20

            ITEM 5.     EXHIBITS AND REPORTS ON FORM 8-K                           21

                                 PART 1 - ITEM 1
                              FINANCIAL STATEMENTS



                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                               (DBA C3-D DIGITAL)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2001 AND MARCH 31, 2001

                                 C O N T E N T S


Consolidated Balance Sheets ................................................ 5

Consolidated Statements of Operations ...................................... 7

Consolidated Statements of Cash Flows ...................................... 8

Notes to Consolidated Financial Statements ................................. 9


                CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                           Consolidated Balance Sheets


                                            ASSETS

                                                                           September 30,           March 31,
                                                                               2001                   2001
                                                                         -----------------     -----------------
                                                                           (Unaudited)
CURRENT ASSETS

  Cash                                                                     $     1,945,014       $        20,328
  Accounts receivable - net of allowances of $277,175
   and $231,217, respectively                                                      588,167               615,337
  Note receivable - related party                                                  251,376                     -
  Employee advances                                                                  6,500                11,700
  Inventory (Note 2)                                                               683,155               698,379
  Prepaid expenses                                                                  19,934                20,893
                                                                         -----------------     -----------------

     Total Current Assets                                                        3,494,146             1,366,637
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT                                                           1,318,829             2,229,321
                                                                         -----------------     -----------------

OTHER ASSETS

  Net assets of discontinued operations                                            752,224               752,224
  Goodwill                                                                       4,802,293             5,335,881
  Notes receivable                                                                       -                35,178
  Movie production cost and product rights (net)                                 3,568,152             3,664,586
  Refundable deposits                                                               15,200                 3,986
  Investments                                                                            -                84,000
                                                                         -----------------     -----------------

     Total Other Assets                                                          9,137,869             9,875,855
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                         $     13,950,844       $    13,471,813
                                                                         =================     =================


  The accompanying notes are an integral part of these financial statements.

                CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                              (dba C3-D Digital)
                   Consolidated Balance Sheets (Continued)


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                           September 30,           March 31,
                                                                               2001                  2001
                                                                         -----------------     -----------------
                                                                           (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                      $       1,368,807     $       1,418,541
   Accrued expenses                                                                999,982             1,694,691
   Income tax payable                                                                  500                   500
   Accrued interest payable                                                        382,016               133,176
   Current portion long-term debt (Note 4)                                       3,659,815             2,276,222
   Current portion - related party (Note 3)                                      1,576,770                     -
   Deferred income                                                                  88,494                93,765
                                                                         -----------------     -----------------

     Total Current Liabilities                                                   8,076,384             5,616,895
                                                                         -----------------     -----------------

LONG-TERM LIABILITIES

   Long-term debt - related party (Note 3)                                               -             1,187,919
   Long-term debt (Note 4)                                                       2,818,649             5,209,222
                                                                         -----------------     -----------------

     Total Long-Term Liabilities                                                 2,818,649             6,397,141
                                                                         -----------------     -----------------

     Total Liabilities                                                          10,895,033            12,014,036
                                                                         -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 64,702,640 and 20,686,292 shares
   outstanding, respectively                                                         6,470                 2,068
  Capital in excess of par                                                      61,697,853            57,169,680
  Stock subscription receivable                                                   (250,000)                    -
  Stock issuance cost                                                             (193,037)                    -
  Accumulated deficit                                                          (58,205,475)          (55,713,971)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                        3,055,811             1,457,777
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                         $      13,950,844     $      13,471,813
                                                                         =================     =================


  The accompanying notes are an integral part of these financial statements.

                   CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                                (dba C3-D Digital)
                        Consolidated Statements of Operations
                                   (Unaudited)

                                                                      For the                            For the
                                                                  Three Months Ended                 Six Months Ended
                                                                    September 30,                      September 30,
                                                          --------------------------------------------------------------------
                                                                2001            2000              2001               2000
                                                          ---------------  ---------------   ---------------  ----------------
REVENUES                                                  $       721,573  $     2,515,647   $     1,454,005  $      2,633,356

COST OF SALES                                                     436,778        1,064,608           825,764         1,429,020
                                                          ---------------  ---------------   ---------------  ----------------

GROSS PROFIT (LOSS)                                               284,795        1,451,039           628,241         1,204,336
                                                          ---------------  ---------------   ---------------  ----------------

EXPENSES

   Depreciation and amortization                                  685,487          107,317         1,375,658           416,370
   Bad debt expense                                                 9,299                -            22,141                 -
   Selling expenses                                                     -        1,524,803                 -         1,779,431
   General and administrative                                     346,221          899,407         1,281,410         6,093,625
                                                          ---------------  ---------------   ---------------  ----------------

     Total Expenses                                             1,041,007        2,531,527         2,679,209         8,289,426
                                                          ---------------  ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

   Other income                                                    16,387           20,166            99,287            20,166
   Interest income                                                 10,765           14,797            10,844            15,341
   Loss on sale of assets                                        (113,727)               -          (113,727)                -
   Interest expense                                              (209,840)        (332,184)         (436,940)         (441,260)
                                                          ---------------  ---------------   ---------------  ----------------

     Net Other Expense                                           (296,415)        (297,221)         (440,536)         (405,753)
                                                          ---------------  ---------------   ---------------  ----------------

NET (LOSS) BEFORE INCOME TAXES                                 (1,052,657)      (1,377,709)       (2,491,504)       (7,490,843)

INCOME TAX PROVISION                                                    -                -                 -                 -
                                                          ---------------  ---------------   ---------------  ----------------

NET (LOSS)                                                $    (1,052,657) $    (1,377,709)  $    (2,491,504) $     (7,490,843)
                                                          ===============  ===============   ===============  ================

BASIC (LOSS) PER SHARE                                    $         (0.02) $         (0.14)  $         (0.06) $          (0.77)
                                                          ===============  ===============   ===============  ================

AVERAGE NUMBER OF SHARES OUTSTANDING                           53,221,775        9,713,075        44,697,440         9,713,075
                                                          ===============  ===============   ===============  ================


  The accompanying notes are an integral part of these financial statements.

                   CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                                (dba C3-D Digital)
                        Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                            For the
                                                                                        Six Months Ended
                                                                                          September 30,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss)                                                               $       (2,491,504) $       (7,490,843)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                                   1,375,658             686,488
     Bad debt expense                                                                   22,141              50,000
     Common stock and options issued for interest and services                               -           6,190,075
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivables                                        27,170             (39,078)
     (Increase) decrease in related party receivables                                 (216,198)                  -
     (Increase) decrease in inventory                                                   15,224             313,748
     (Increase) decrease in prepaid expense                                                959             (88,971)
     (Increase) decrease in deposits                                                    (6,014)            (45,707)
     Increase (decrease) in accounts payable                                           (49,734)           (463,030)
     Increase (decrease) in accrued expenses                                          (547,057)            476,834
     Increase (decrease) in accrued interest                                           254,376            (205,000)
                                                                            ------------------  ------------------

       Net Cash (Used) by Operating Activities                                      (1,614,979)           (615,484)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of assets                                                         39,665                   -
   Purchase of fixed assets and movie rights                                                 -            (238,465)
                                                                            ------------------  ------------------

       Net Cash Provided (Used) by Investing Activities                                 39,665            (238,465)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from common stock                                                        3,500,000                   -
   Proceeds from debt                                                                        -             849,000
                                                                            ------------------  ------------------

       Net Cash Provided by Financing Activities                                     3,500,000             849,000
                                                                            ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                                      1,924,686              (4,949)

CASH AT BEGINNING OF PERIOD                                                             20,328              49,815
                                                                            ------------------  ------------------

CASH AT END OF PERIOD                                                       $        1,945,014  $           44,866
                                                                            ==================  ==================


  The accompanying notes are an integral part of these financial statements.

                  CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                                (dba C3-D Digital)
                     Notes to Consolidated Financial Statements
                        September 30, 2001 and March 31, 2001


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

         In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for three and six month periods ended September 30, 2001 and 2000, (b) the consolidated financial position at September 30, 2001, and March 31, 2001 and (c) the consolidated statements of cash flows for the six month periods ended September 30, 2001 and 2000. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2001. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:


                                                          Years
                                                     ----------
                 Office furniture                         5-7
                 Machinery and equipment                  5-7


         BASIC LOSS PER SHARE

         Basic loss per share is calculated using a weighted average for common stock.


                                                For the Six Months Ended
                                                   September 30, 2001
                               ---------------------------------------------------------
                                      Loss               Shares            Per Share
                                   (Numerator)        (Denominator)          Amount
                               ------------------  ------------------  -----------------
                               $       (2,491,504)         44,697,440  $           (0.06)
                               ==================  ==================  =================


                                                For the Six Months Ended
                                                   September 30, 2000
                               ---------------------------------------------------------
                                      Loss               Shares            Per Share
                                   (Numerator)        (Denominator)          Amount
                               ------------------  ------------------  -----------------
                               $       (7,490,843)          9,713,075  $           (0.77)
                               ==================  ==================  =================


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

NOTE 2 -  INVENTORY


                                                                              September 30,         March 31,
                                                                                  2001                 2001
                                                                            -----------------    ---------------
                          Finished goods                                    $         683,155    $       698,379
                          WIP                                                               -                  -
                          Raw goods                                                         -                  -
                                                                            -----------------    ---------------

                                                                            $         683,155    $       698,379
                                                                            =================    ===============


              The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations.

NOTE 3 -      RELATED PARTIES

              Notes payable to related parties as of September 30, 2001 and March 31, 2001 are detailed in the following summary:


                                                                           September 30,           March 31,
                                                                               2001                   2001
                                                                         -----------------     -----------------
              Convertible notes payable to officers and
               directors, with an interest rate of 8%, accrued
               interest of $24,022, due April 30, 2002                   $       1,187,919             1,187,919

              Notes payable to former stockholders with monthly
               payments of interest only at 10% to 10.5% annually,
               through the due date of the principal balances at
               July 2001.                                                          388,851                     -
                                                                         -----------------     -----------------

                   Total related party notes payable                             1,576,770             1,187,919

                   Less: current portion                                         1,576,770                     -
                                                                         -----------------     -----------------

                   Long-term portion                                      $              -      $      1,187,919
                                                                         =================     =================


              Maturities of the related party notes payable are as follows:


                                    Period ending September 30,          2002                  $       1,576,770
                                                                         2003                                  -
                                                                                               -----------------

                                    Total                                                      $       1,576,770
                                                                                               =================


NOTE 4 -      LONG-TERM DEBT

              Notes payable as of September 30, 2001 and March 31, 2001 are detailed in the following summary:


                                                                           September 30,          March 31,
                                                                               2001                 2001
                                                                         -----------------     -----------------
              Note payable to a company; due in monthly
               installments of $3,244 which includes interest
               at 8%; due on demand, unsecured                           $          49,287     $          49,287

              Convertible notes payable to various individuals
               with an interest rate of 8%, accrued interest
               of $32,600 due April 30, 2002.                                    1,612,081             1,612,081

              Notes payable to a Company with monthly payments
               ranging from $450 to $17,931 and quarterly payments
               up to $42,099, with interest rates ranging from 12%
               to 14%, with maturities at various dates through
               January 2007. The notes are secured by equipment.                 2,909,697             3,081,235

              Notes payable to a Company, payable in
               monthly installments of $423 including
               interest at 12.5% through November 2003.                             10,550                12,365

              Note payable to a Company, unsecured,
               payable in weekly installments of $1,521,
               including interest at 12% through October 2001.                           -                63,570

              Notes payable to a Company, unsecured, payable in monthly
               installments of $2,260 including interest at 9% through
               November 1, 2005.                                                   193,994               211,906

              Note payable to a Company, unsecured, payable in monthly
               installments of interest only, calculated at 9% annually,
               through the due date of the principal balance at April 30,
               2002.                                                             1,260,000             1,260,000

              Notes payable to former stockholders with monthly payments of interest only at 10% to 10.5% annually, through the due
               date of the principal balances at July 2001.                              -               356,000

              Note payable to an individual, due December
               20, 2001, with interest at 8%.                                      300,000               300,000
                                                                         -----------------     -----------------

              Balance Forward                                             $      6,335,609       $     6,946,444
                                                                         -----------------     -----------------



                                                                         September 30,                March 31,
                                                                                  2001                   2001
                                                                         -----------------     -----------------
              Balance Forward                                            $       6,335,609     $       6,946,444
              Notes payable to various entities, due on
               demand, interest at 8%.                                             142,855               139,000

              Note payable to a company; due on demand,
               interest at 10% due monthly, secured by
               equipment and inventory.                                                  -               400,000
                                                                         -----------------     -----------------

                   Total long-term debt                                          6,478,464             7,485,444

                   Less: current portion                                        (3,659,815)           (2,276,222)
                                                                         -----------------     -----------------

                   Long-term portion                                     $       2,818,649     $       5,209,222
                                                                         =================     =================


              Maturities of long-term debt are summarized below:


              Period ending September 30,            2002                                      $       3,659,815
                                                     2003                                              1,587,227
                                                     2004                                                466,176
                                                     2005                                                359,120
                                                     2006 and thereafter                                 406,126
                                                                                               -----------------

                                                     Total                                     $       6,478,464
                                                                                               =================


NOTE 5 -      LEASES

              At September 30, 2001, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:


                                                                                                    Operating
                                                                                                     Leases
                                                                                               -----------------
              Period ended September 30,
                     2002                                                                      $         105,000
                     2003                                                                                107,400
                     2004                                                                                107,400
                     2005                                                                                109,800
                     2006                                                                                 75,300
                     later years                                                                         129,600
                                                                                               -----------------

              Total minimum lease payments                                                     $         634,500
                                                                                               =================


              Rental expense for the three months ended September 30, 2001 and the year ended March 31, 2001 amounted to $95,386 and $421,098, respectively.

NOTE 6 -      CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES

              CASH FLOW INFORMATION


                                                                              September 30,        March 31,
                                                                                 2001                 2001
                                                                           ------------------  -----------------
              Interest paid                                                $                -  $         268,352

              Income taxes paid                                            $                -  $             500


              NON-CASH INVESTING AND FINANCING ACTIVITIES

              For the six months ended September 30, 2001 and the year ended March 31, 2001, the Company incurred the following non-cash investing and financing activities.


                                                                              September 30,        March 31,
                                                                                 2001                2001
                                                                           ------------------  -----------------
              Issuance of stock and options for services
               rendered                                                    $           52,035  $      10,821,527
              Issuance of stock for assets                                 $                -  $       2,800,000
              Issuance of stock for debt                                   $           71,260  $       4,039,936
              Issuance of stock for subsidiary                             $                -  $         782,500



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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company has various outstanding proposals to issue common stock to reduce existing debt. Shares of common stock to be issued for debt are subject to market price fluctuation. Therefore, common stock shares to be issued may increase in order to satisfy debt if the market price per share drops.

NOTE 9 - ACQUISITIONS

         In August 2000, the Company purchased several film libraries to supplement the 3-D TV operations. The film libraries were purchased to be converted to a 3-D format. The Company issued 703,250 shares of its common stock for the film libraries which are included in its film production costs.

NOTE 10 -   RELATED PARTY TRANSACTIONS

         The Company has several notes payable to certain members of the Board of Directors (see Note 5).

NOTE 11 -   STOCK ISSUANCES

         On July 31, 2001, the Company issued 38,504,275 shares of common stock, constituting a 51% equity interest in the Company, in return for $3,500,000.

                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

                      SEPTEMBER 30, 2001 AND MARCH 31, 2001

                         CHANGES IN FINANCIAL CONDITION

The balance of current assets at September 30, 2001 was $3,494,146 compared to a balance of $1,366,637 at March 31, 2001. The balances of current liabilities were $8,076,384 and $5,616,895 for the same periods respectively. The resulting current ratio at September 30, 2001 is .43:1. The current ratio at March 31, 2001 was .24:1.

The increase of current assets by $2,127,509 at September 30, 2001 from March 31, 2001 was due primarily from an increase in cash received due to the issuance of 38,504,275 shares of common stock for $3,500,000.

The increase of current liabilities by $2,459,489 at September 30, 2001 from March 31, 2001 was due primarily to $2,960,363 of long-term debt being transferred to the current portion of the balance sheet due to long-term debt maturing in the current year. Part of this increase was offset by a reduction of Accrued Expenses of $445,869 and a reduction of Accounts Payable of $49,734.

On July 31, 2001 the Company issued 38,504,275 shares of common stock, constituting a fifty-one percent equity interest in the company, in return for $3,500,000.

                              RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Sales for the six months ended September 30, 2001 were $1,454,005 compared to $2,633,356 for the same period in 2000, a decrease of $1,179,351 or 45 percent. Cost of good sold decreased by $603,256 or 42 percent to $825,764 for the six months ended September 30, 2001 compared to $1,429,020 for the six months ended September 30, 2000. Gross Profit Margin was $628,241 or 43 percent and $1,204,336 or 46 percent for the six months ended September 30, 2001 and 2000, respectively.

Operating expenses include primarily depreciation and amortization expenses and general and administrative expenses. Depreciation and amortization expenses for the six months ended September 30, 2001 was $1,375,658 compared to $416,370` in the same period of 2000. The increase is due to the amortization of the goodwill recorded on the purchase of Visioncomm. General and administrative expenses were $1,281,410 or 88 percent of sales for the six months ended September 30, 2001 and $6,093,625 or 231 percent of sales for the same period in 2000, resulting in a decrease of $4,812,215 or 79 percent.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Sales for the three months ended September 30, 2001 were $721,573 compared to $2,515,647 for the same period in 2000, resulting in decrease of $1,794,074 or 71 percent. Cost of goods sold for the three months ended September 30, 2001 was $436,778 or 61 percent of sales, compared to $1,064,608 or 42 percent of sales for 2000. The Company sold its 3D television products in 2000 at a loss in an unsuccessful attempt to create a greater demand and market presence. Gross Profit Margin was $284,795 or 39 percent and $1,451,039 or 58 percent for the three months ended September 30, 2001 and 2000, respectively.

Operating expenses include primarily depreciation and amortization expenses and general and administrative expenses. Depreciation and amortization expenses for the three months ended September 30, 2001 was $685,487 compared to $107,317 in the same period of 2000. As noted above, the increase is due to the amortization of the goodwill recorded on the purchase of Visioncomm. General and administrative expenses were $346,221 or 48% of sales, for the three months ended September 30, 2001 and $899,407 or 36% of sales for the same period in 2000, resulting in a decrease of $553,186 or 62%.

                         LIQUIDITY AND CAPITAL RESOURCES

On July 31, 2001 the Company issued 38,504,275 shares of common stock, constituting a fifty-one percent equity interest in the company, in return for $3,500,000.

The Company continues to be dependent on investment capital to fund its operations. There can be no assurance that the Company will continue to be able to attract sufficient investment capital to fund its operations.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The following is the summary of pending cases and default judgments already entered against the Company of which are material.

PENDING LAWSUITS (CALIFORNIA)

HUDSON CONSULTING GROUP, INC. V. CHEQUEMATE INTERNATIONAL, INC.

Third District Court of the State of Utah, Case No. 000909325

In this lawsuit, the Hudson Consulting Group ("plaintiff") contends that Chequemate International, Inc. (the "Company") breached an Advisory Agreement between the Parties in July 1999 and subsequently modified in March 2000. Plaintiff argues that it is owed 75,000 shares, and seeks damages equal to the highest intermediate value of the 75,000 shares from July 30, 2000 to the date of judgement. (Although the Company is currently seeking friendly and quick resolution of the matter, it will vigorously defend itself on the basis of failure of consideration and speculative nature of damages.)

TRIMARK V. CHEQUEMATE ET AL.

Superior Court of California, County of Los Angles, West District, SC063992

In this complaint, plaintiff Trimark Pictures asserts claims of breach of contract and fraud against Chequemate ("Company") and its former president J. Michael Heil ("Heil") on the basis of the Company's previous failure to register stocks on plaintiff's behalf. Plaintiff further contends that Heil is personally responsible to it because Heil treated the Company as if it were his own business without regard to any corporate formalities. The complaint seeks more than $1.6 million against the Company and Heil jointly and severally as the difference in the Company's stock price between when the registration should have been done and now.

Plaintiff and the Company have signed a settlement agreement in which the Company agreed to issue an additional 100,000 shares and pay plaintiff approximately $40,000.00 as fees and costs plaintiff had thus far incurred. Trial is scheduled for early next year should the Agreement not be fully satisfied by either party. Although the Company is currently seeking friendly and quick resolution of the matter, it will vigorously defend itself on the basis of failure of consideration and speculative nature of damages.

MILLER FREEMAN V. CHEQUEMATE ET. AL

Superior Court of California, County of Los Angeles, West District, SC066542

Plaintiff alleges that it is owed the $63,983.50 for advertising services it had rendered on behalf of the Company in 1999. Plaintiff also seeks attorney's fees, costs and legal interests on the sum. It appears that the initial transaction has been entered into between Strata and plaintiff, and the Company had assumed the transaction's obligation on behalf of Strata

The Company had filed Answer denying most of the allegations at the time due to lack of verifiable information. The company is further reviewing the basis and nature of the original obligations. If the company can not defend or discharge these allegations a settlement will be negotiated with the parties. Although the Company is currently seeking friendly and quick resolution of the matter, it will vigorously defend itself on the basis of failure of consideration and speculative nature of damages.

DEFAULT JUDGMENTS

MARSHALL INDUSTRIES V. CHEQUEMATE

BS068171 (Superior Court of California, County of Los Angeles, Central District)

Plaintiff obtained a judgment against the Company on Oct. 8, 1999 in Utah and also recognition of sister state judgment in California on Mar. 27, 2001. The judgment amount currently stands at $28,201.71.

The Company has begun settlement negotiation with the Plaintiff. The Company expects reasonable cooperation in a settlement.

GRAY ET. AL. V. CHEQUEMATE

01-0700186 (Utah District Court, Second Judicial District)

Plaintiffs obtained a default judgment in Utah on June 8, 2001 against the Company in the amount of $35,155.00 plus accruing interest.

The Company has begun settlement negotiation with the Plaintiff. The Company expects reasonable cooperation in a settlement

ITEM 2 - CHANGES IN SECURITIES

During the quarter ended September 30, 2001, the Company issued shares of restricted common stock to a number of individuals, described below.

Each of the following issuances of securities was conducted pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

On July 5, 2001, the Company issued 33,690 shares of restricted common stock to Todd Alford, in connection with his agreement with the Company.

On July 31, 2001 the company issued 38,504,275 shares of restricted common stock to Another World, Inc. in exchange for $3,500,000.

On July 31, 2001 the company issued 200,000 shares of restricted common stock to Lions Gate Entertainment in connection with a settlement agreement releasing The Company from all claims arising from a license agreement between The Company and Trimark Pictures, Inc., a predecessor of Lions Gate Entertainment.

On August 17, 2001 the company issued 284,444 shares of restricted common stock to Fernando Gomez as settlement for contracted services, employment and other expenses.

ITEM 3.  SIGNIFICANT TRANSACTIONS

CHANGE IN CONTROL

On August 10, 2001, Chequemate International Inc. (the "Company") underwent a change in control (the "Change in Control") when the Company issued (the "Issuance") 38,504,275 shares (the "Shares") of newly issued common stock, constituting a 51% percent equity interest in the common stock of the Company, to approximately three hundred new investors (the "New Investors") in return for $3.5 million, or approximately $.09 per share.

The Company received shareholder approval for the Issuance and Change in Control on July 31, 2001 at a special meeting of the Company's shareholders (the "Special Meeting"). Out of the total votes of 16,709,034 cast at the Special Meeting, 16,552,347 votes were cast For the Issuance and Change in Control, 43,045 votes cast Against, and 113,642 votes cast Abstained.

The Issuance was conducted by a private placement under Regulation S of the Securities Act of 1933, as amended ("Securities Act"). Regulation S allows issuers such as the Company to issue securities to non-US persons without a registration statement. The New Investors are "non-U.S. Persons" as that term is defined in Regulation S of the Securities Act.

Most of the New Investors are shareholders of Another World Inc., a company established under the laws of the Republic of Korea ("Another World"). Another World is a research and technology company based in the Republic of Korea, and a leading provider of true stereoscopic 3D imaging solutions.

The New Investors who have overlapping ownership in Another World together own most of the 38,504,275. The following New Investors own at least 5% of the equity of the Company as a result of the Issuance. Phil Moon Seong owns approximately 11.9% of the equity of the Company. Mr. Seong is the chairman of Another World. TeraSource Venture Capital, Ltd. ("TeraSource") owns approximately 10% of the equity of the Company. TeraSource Venture Capital, Ltd. is one of the leading venture capital firms in

Korea. KDP Capital ("KDB"), one of the leading Korean venture capital firms, will own up to 5.6% of the equity of the Company. The New Investors, to the extent that they act together may determine our future direction as the Issuance of the Shares will result in a change of control in our ownership.

AMENDED STOCK PURCHASE AND SALES AGREEMENT

On December 19, 2000, we entered into an Amended Stock Purchase and Sales Agreement (the "VisionComm Stock Purchase Agreement") with VisionComm and the shareholders of VisionComm (the "VisionComm Shareholders"). The VisionComm Stock Purchase Agreement is incorporated by reference into this Prospectus from our Current Report on Form 8-K filed with the Commission on January 9, 2001. Under the terms of the VisionComm Stock Purchase Agreement we acquired all of the issued and outstanding shares of common stock of VisionComm, in exchange for the initial issuance of 2,500,000 shares of our restricted common stock to the VisionComm Shareholders, subject to a repricing adjustment, and the issuance to the VisionComm Shareholders, of promissory notes in the aggregate principal amount of $2,800,000 (the "Notes"). As a result of this transaction, VisionComm is a wholly-owned subsidiary of us.

On July 31, 2001, our shareholders ratified and approved the settlement with and the issuance of additional shares to the VisionComm Shareholders (the "VisionComm Settlement"). Pursuant to the VisionComm Settlement, the VisionComm Shareholders executed a Waiver and Release (the "Waiver and Release") by which they waive all of their rights under the VisionComm Stock Purchase Agreement and cancel the Notes in return for receiving 10,300,000 additional shares of our common stock. The Waiver and Release is incorporated by reference into this Prospectus from Exhibits 99(B)(1) and 99(B)(2) of our Definitive Proxy Statement on Schedule 14A filed with the Commission on July 9, 2001. The VisionComm Shareholders and the number of shares of our common stock included in this Prospectus with respect to each VisionComm Shareholder are as follows: Stanley
H. Rojeski, 4,083,876; Joe Melton, 56,514; DST Asset Management Company, 19,021; Kirk Kaalberg, 228,234; Charles P. Miller, 127,232; Nanci Sue Harvey-Brinkmeier, 63,616; Karen A. Wilson, 31,810; Berthel Growth & Income Trust I, 1,903,734 John
R. Metzler, 91,295. Certain of our directors are VisionComm Shareholders and will be receiving shares of our common stock: William J. Brinkmeier, 4,451,358 shares; Lawrence J. Wilk, 764,186 shares, Thomas A. Nix, 764,186 shares, and Frank Friedlein, Jr., 214,938 shares.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

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

                                       CHEQUEMATE INTERNATIONAL, INC.


NOVEMBER 19, 2001                           /s/ CHANDOS MAHON
                                       -----------------------------------------
                                       CHANDOS MAHON
                                       PRESIDENT AND CEO