Form 10KSB/A
period 2001-03-31
CHEQUEMATE INTERNATIONAL INC
filed 2002-02-08
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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


                                EXPLANATORY NOTE

On July 11, 2001, Chequemate International, Inc., a Utah corporation (the Company), filed a Report on 10-KSB for the fiscal year ended March 31, 2001. The Company is filing this Amendment No.1 in order to expand and clarify certain information contained Management's Discussion and Analysis and in the notes to the financial statements. Unless otherwise explicitly stated, the information contained in this Amendment No. 1 is current as of March 31, 2001.

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

     Chequemate International, Inc. had 19,420,750 Shares of Common Stock as of March 31, 2001.

     Transitional Small Business Format: YES / /  NO /X/

                                TABLE OF CONTENTS

PART I ..............................................................................       4

    ITEM 1 ..........................................................................       4
       Forward Looking Statements ...................................................       4
       History of the Company .......................................................       4
       Other Information ............................................................       6
       Principal Products and Services ..............................................       7
       Patents, Trademarks and Copyrights ...........................................       7
       Employees ....................................................................      13

    ITEM 2 ..........................................................................      13
       Description of Property ......................................................      13

    ITEM 3 ..........................................................................      14
       Legal Proceedings ............................................................      14

    ITEM 4 ..........................................................................      14
       Submission of Matters to a Vote of Security Holders ..........................      14

PART II .............................................................................      15

    ITEM 5 ..........................................................................      15
       Market for Common Equity and Related Stockholder Matters .....................      15

    ITEM 6 ..........................................................................      16
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations ........................................................      16

    ITEM 7 ..........................................................................      19
       Financial Statements .........................................................      19
       Independent Auditors Report ..................................................      22
       Consolidated Balance Sheets ..................................................      24
       Consolidated Statements of Operations ........................................      26
       Consolidated Statements of Stockholders' Equity (Deficit) ....................      28
       Consolidated Statements of Cash Flows ........................................      29
       Notes to Consolidated Financial Statements ...................................      31

    ITEM 8 ..........................................................................      49
       Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure .....................................................      49

PART III ............................................................................      49

    ITEM 9 ..........................................................................      49
       Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act ............................      49
       Directors ....................................................................      49
       Business Experience ..........................................................      50
       Committees of the Board of Directors .........................................      51
       Executive Officers ...........................................................      51
       Business Experience ..........................................................      51

    ITEM 10 .........................................................................      52
       Executive Compensation .......................................................      52

    ITEM 11 .........................................................................      52
       Security Ownership of Certain Beneficial Holders .............................      52

    ITEM 12 .........................................................................      53
       Certain Related Transactions .................................................      53

    ITEM 13 .........................................................................      54
       Exhibits and Reports on form 8K ..............................................      54

           Exhibits Index ...........................................................      54

    SIGNATURES ......................................................................      55

           Exhibit 10.1 - SETTLEMENT AGREEMENT NATIONAL FINANCIAL COMMUNICATIONS ....
           EXHIBIT 10.2 - AMENDED SETTLEMENT AGREEMENT BH PRODUCTIONS ...............
           EXHIBIT 10.3 - PROMISSORY NOTE I-O DISPLAY SYSTEMS .......................
           EXHIBIT 10.4 - SETTLEMENT AGREEMENT PROGRAMMING SERVICES, INC ............
           EXHIBIT 10.5 - ACADEMY ENTERTAINMENT SETTLEMENT ..........................

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

HISTORY OF THE COMPANY

We were incorporated under the laws of the State of Texas on April 21, 1989 as Ainsley Corporation. Originally, we were organized primarily for the purpose of raising capital to take advantage of potential business opportunities. We later changed our name to Automated Compliance & Training, Inc. (AC&T), when the Texas Corporation was merged with a Utah corporation to make the change to Utah as the state of incorporation. In September 1996, AC&T merged with its wholly owned subsidiary, Chequemate International, Inc.
(CMI), and assumed the name of the subsidiary. Although we continue to use the name Chequemate International, we have filed for, and are operating under the d/b/a name of C-3D Digital, Inc.

Our Products and Services

Our current line of products and services can be separated primarily into three operating divisions:

1)    Hotel Movie Network (HMN)
2)    VisionComm, Inc. (VCI); and
3)    3D.COM, Inc.

Our goal is to consolidate all operations and focus principally on HMN and VCI, as these two divisions are currently our primary source of revenue.

      Hotel Movie Network

The current key business segment of Chequemate International, and which accounted for 86% of our revenue for the year ended March 31, 2001, is its hotel Pay-Per-View and direct digital television services or "Free-to-Guest" services, called the Hotel Movie Network, which currently delivers television programming to approximately 11,000 hotel rooms. We became involved in this business area through a series of acquisitions from Alpha Broadcasting Corporation. The first acquisition occurred in December 1998, when we purchased from Alpha Broadcasting Corporation inventory, equipment and contracts to provide pay-per-view television services to 19 hotel properties, which amounted to approximately 3,000 hotel rooms. The hotel properties are primarily located in Arizona, California, Idaho, Nevada, New Mexico, Texas, Utah and Washington. Our interest in the hotel market is as a stable revenue source and as a focused test market for our 3D technologies. With the acquisitions, we purchased a combination of operating service contracts with additional inventory to outfit hotels for Pay-Per-View and Free-to-Guest services. When deployed, our current inventories will outfit and additional 25,000 hotel Pay-Per-View rooms.

HMN will install and operate a hotel entertainment system (movies, interactive guest services, Internet on TV, PC games) in hotel properties, and will resell free-to-guest (FTG) television programming.

Our inventory consists of equipment located within the guest room connected via a local-area cable distribution network to a headend located elsewhere in the hotel (a central point equipment rack that sends the video signal via coax cable to each room). Typical in-room equipment includes a terminal unit (set top), and a hand-held remote television control. Movie programming originates from the system headend and is transmitted to individual rooms over the hotel's master distribution system. The system computer controls the delivery of the Guest Pay interactive services to the guest room and also automatically records purchase transactions and billing data to the hotel's accounting system, which automatically posts the charge to the guest's bill.

HMN has contracts with many of the Hollywood's major studios to provide first and second window (hotel/airline and video store) movies. The principals have well-established contacts in Hollywood.

VisionComm, Inc.

Currently, VisionComm, Inc. (VCI) operates private cable systems in three states (Texas, California and Michigan) and manages two franchise cable systems in Missouri, in total covering 6,000 passings (the number of residences and/or businesses that have access to a particular cable service). As of August 2000, VCI also had installed 1,000 payphones in various facilities in 18 states. Going forward, we expect VCI to account for approximately 60% of our revenue, until such time as our 3D product line is launched (see "Products and Services Under Development"). Located in St. Charles, Missouri and Detroit, Michigan, VCI was founded in 1995 for the purpose of becoming a provider of telecommunications and cable television services to residents of multiple dwelling units (MDUs), hotels and hospitals. CMI acquired VisionComm in December 2000, with the consummation of a Stock Purchase Agreement between CMI and the shareholders of VCI. This acquisition gave CMI additional revenue opportunities and at the same time stayed within CMI's core business of media and entertainment distribution.

VCI operates through two divisions--the Cable Division and the Payphone
Division.

The Cable Division, headquartered in Clinton Township, Michigan, a suburb of Detroit, manages a nationwide network of contractors, provides engineering and planning for new installations and customer service for VCI's cable subscribers, and oversees all other aspects of our cable business. Subscriber billing and collection are handled at the St. Charles office.

VCI delivers its cable services through a combination of both private cable (headend at each MDU) and franchise feeds. A private cable system servicing a multiple dwelling unit (MDU) physically operates in a fashion identical to that of a franchise system, but on a relatively smaller scale. VCI utilizes various design architectures tailored to each property when determining the method of delivery of its video product. Our goal is to maintain consistency in the construction of its cable systems and by upgrading the systems it acquires to meet the VCI's standards.

The private cable industry developed in the early 1980's by application of technology from the franchised cable television and related industries to individually owned and operated master antenna television (MATV) systems. An MATV system is designed to provide television reception to residents of multi-unit complexes, where individual antennas either are not feasible or are restricted by aesthetic or other requirements. The expansion of programming carried by satellites induces owners of multi-unit complexes to install satellite-receiving stations at the headend (a central point within the complex) of their MATV systems to allow residents to receive both satellite and off-air programming

(programming received locally via an antenna from UHF and VHF broadcasters). The private cable industry emerged when the owners and developers of multi-unit complexes sought independent operators to construct, develop and operate MATV and private cable systems.

The following table is an operational summary of VCI as of March 31, 2001:

CABLE                                                                 TOTAL
----------------------------------------------------------------------------
PROPERTIES (INCLUDING FRANCHISES)                                         23
Homes/Doors Passed                                                     6,605
SUBSCRIBERS                                                            2,656
   Penetration                                                        40.21%
PAY UNITS                                                              1,776
   Penetration                                                        66.87%
UNDER CONSTRUCTION
   Properties                                                              2
   Homes/Doors Passed                                                    800
BACKLOG(1)
   Properties                                                              7
   Homes/Doors Passed                                                  4,000
PAYPHONES
   Total Installed                                                       994

     (1) VCI has obtained the ROE / Franchise Agreement but the building of the infrastructure has not been completed.

VCI is currently building out complexes that pass a total of 800 units in the New Orleans and the Tulsa areas for a national REIT as shown in the under construction section Operations Summary. This REIT passes approximately 15,000 doors in all of the properties it manages nationally. In the Dallas Metroplex area (another VCI footprint) they have 15 complexes passing approximately 4,000 doors.

Discussions have begun with a national private cable company regarding their MDUs in the St. Louis and Detroit regions (both VCI footprints). The St. Louis market passes 5,769 doors and services approximately 2,616 subscribers and the Detroit market passes 6,660 doors and services approximately 3,778 subscribers.

VCI has remained in contact with the court regarding the Optel bankruptcy proceedings. Management of VCI anticipates the opportunity to bid for complexes in the Dallas Metroplex market along with Chicago, Southern Florida, Atlanta and Indianapolis. We believe it could potentially acquire up to 50,000 doors.

In addition, numerous opportunities are continuously being brought to VCI via personal contacts in the industry, networking, REITs, brokers and current customers. Management plans to carefully review each opportunity to determine if it should be pursued to supplement our expansion in its existing footprints, and expand into new markets across the country.

Franchises

VCI is currently in the process of establishing a franchise footprint in rural Northern Michigan. It is doing this through a combination of acquisitions of existing providers and build- outs of recently acquired new franchise agreements that need to be built. VCI has recently negotiated an asset purchase agreement with a small private cable company that currently provides service to 10 townships, passing a total of 1,424 homes and currently servicing 605 subscribers. VCI is currently in the process of securing new franchise agreements with these townships, providing for 15-year terms. Seven (7) of the ten (10) agreements with townships have been obtained. It is presently anticipated that the asset purchase agreement will be finalized when the remaining three (3) agreements with townships, have been obtained. One of the head-ends that is part of the purchase will then be used to provide the signal for part of the build out of the seven (7) new franchises, as shown in the backlog section of the Operations Summary, above.

VCI has also recently entered into a letter of intent with another provider in the same area, providing for the purchase of its system, which currently provides service to 14 townships, passing a total of 5,110 homes and currently servicing 2,135 subscribers.

Once these acquisitions are finalized, and VCI establishes its footprint, it plans to approach other small providers within and around the footprint to further solidify its position in the area. There can be no assurance these acquisitions will be consummated, or on the terms planned by VCI, or that VCI will be successful in negotiating acquisition terms with respect to other providers.

The following communities, all in the state of Michigan, are under franchise agreements with VisionComm. These franchise agreements were purchased from Phoenix Communications. All assignments and transfers were obtained. These cable systems need to be built out within the next 16 months per the franchise agreements.

Chester Township
Charlton Township
Vienna Township
Weber Township
Yates Township
Elk Township
Sauble Township

All customer service calls are handled by our cable office located in Detroit, Michigan. Service and repair are handled by VCI's national network of professional providers. These trained technicians handle all routine diagnostics and maintenance during normal business hours, and are ready to respond to major emergency repairs at all times. VCI's Customer Service Center is reached via an 800 number for emergency service, 24 hours a day, seven days a week. Residents are billed directly by VCI from its corporate office located in St. Charles, Missouri. VCI's trained staff handles billing questions, along with credit and collection. The billing department is reached by calling an 800 number during normal business hours. Both offices have access to customer files, billing and payment records, and customer notes, and have the ability to create work orders on our proprietary software.

VCI's Payphone Division is also headquartered in St. Charles, Missouri. In 1995, VCI entered into a ten-year contract with Nevada Communications Corp. to provide payphone services to a large healthcare organization's hospitals and healthcare facilities throughout the United States on an exclusive basis. CMI, however, is currently attempting to sell VCI's Payphone Division, allowing CMI to devote its full energy to growing the Cable Division, which is more congruent with our current and pending products and services. There can be no assurance, however, that we will be successful in finding a suitable buyer, or, if a suitable prospective buyer is found, that we will be able to negotiate acceptable terms.

      3D.COM, Inc.

Our 3D.COM, Inc. division was formed in June 1999 with the acquisition of the assets and technology previously owned by Strata, Inc., an early pioneer in 3D software. Incorporated in the state of Utah, this division is a wholly owned subsidiary of CMI. This division is in its development stage and is currently not generating any revenue. The plan surrounding the acquisition of Strata, Inc. was to combine the assets and technology of Strata with our existing Web effort to distribute 3D content and tools both online and through over-the-counter software. As part of its online strategy, CMI, through this division, plans to launch an Internet 3D and virtual reality internet portal (a focused internet destination). Though we have licensed the use of the Strata product line to a third party, we are pursuing selling of the assets of Strata, Inc. and focus our plans on our Web portal strategy. There can be no assurance, however, that we will be successful in finding a suitable buyer, or, if a suitable prospective buyer is found, that we will be able to negotiate acceptable terms.

In addition to the three divisions discussed above, we operated a 24-hour per day television network known as C-3D TV. It was our intention to market this network to cable operators across the U.S. as a premium channel that they in turn could offer their subscribers. During the months of August and September of 2000, however, we substantially shut down this operation. The costs of operations and marketing of our television network operation were prohibitive.

Products and Services under Development

Since 1997, through our wholly owned subsidiary, Chequemate Electronics, Inc.
(CE), we have focused on manufacturing and marketing breakthrough 3D imaging technology that was acquired from Advanced Technology Group, LLC (ATG). In June 1997 an agreement was finalized by which CE obtained the exclusive worldwide license to the 3D technology developed by ATG, which converted 2D content to stereoscopic 3D for use in consumer devices such as set-top boxes (devices that adapt to standard television sets). We are actively pursuing additional acquisition and/or strategic partnership opportunities to expand its 3D imagery and conversion business.

On March 15, 2001, we entered into an agreement (Master Agreement) which contemplates a private placement to raise up to $3.5 million in return for the issuance of approximately 43,125,565 shares to new investors, most of which are shareholders of Another World Inc., a company established under the laws of the Republic of Korea (Another World). These shares will constitute a 51% equity interest in CMI on a fully diluted basis and provides a cross marketing of assets and operations of CMI and Another World. We believe Another World's cutting-edge technologies in stereoscopic 3D image creation and conversion may significantly add to our existing 3D content and established network distribution base. In particular, Another World's stereoscopic conversion tools (software and hardware) to convert any 2D media to 3D, may significantly add to our revenue opportunities.

We believe that a substantial market opportunity exists for providers of 3D content. We will continue to aggressively develop and market 3D products and technology for the PC, Gaming, Cinema, TV, and various non-entertainment related markets, including industrial, medical and military simulations. 3D graphics and imagery technology continues to emerge as one of the significant new developments in the overall media industry, particularly as different forms of media have converged in recent years. Interactive 3D graphics are integral to various computing and entertainment platforms such as workstations, consumer and commercial desktop PCs, Internet appliances and home gaming consoles. 3D graphics are also a powerful broadband medium that enables the communication and visualization of information, whether it is in professional applications like digital content creation and computer assisted design, or simply surfing the Internet or playing games. The visually engaging and interactive nature of 3D graphics responds to consumers' demands for a convincing simulation of reality beyond what is possible with traditional 2D graphics. We expect that the fundamental interactive capability and distributive nature of 3D graphics will make it the primary broadband medium for a digitally connected world.

Our Growth Strategy

Our growth strategy will vary according to each respective product and service. Below is a brief summary of our corresponding strategies as they relate to each division.

Hotel Movie Network

The primary growth strategy with respect to HMN is to take our existing large Pay-Per-View (PPV) inventory and expand our installed base of medium-sized hotel properties. Therefore, HMN focuses its sales and marketing strategies on acquiring new contracts from hotels, extending and retaining existing contracts, and marketing our PPV services to the hotel guest. Since 1998, we have been targeting mid-size hotels of 75 to 200 rooms as part of our marketing strategy. This market has historically been underserved by our industry because smaller average property sizes generally lack economies of scale. The mid-size hotel segment represents a large and attractive market for our services that can generate financial returns that meet or exceed those achieved in larger hotels. Today there are over one million hotel rooms in the USA without such services.

HMN understands that hotel guests demand a full range of cable and TV channels in addition to pay-per-view video services. Hotel managers want a single-source provider of all video services: "free-to-guest" television and pay-per-view programming. From sports to news to entertainment HMN provides the highest quality programming available. HMN helps its hotel customers maximize guest satisfaction with the widest array of familiar and new programming sources.

To meet the changing needs of hotels and hotel guests, HMN has aligned itself with DIRECTV(R), and Dish Network North America's leading providers of high-power direct broadcast satellite television. Using the mini-dish system, HMN give guests more entertainment choices than any other system. Plus, the digital quality signal ensures crisp clear images and CD-quality sound.
Hotel Movie Networks hotel partners choose from an a la carte menu of programming options, comprising all the major cable channels as well as many offerings guests may not have at home. Each hotel can pick the best mix of channels to match the viewing habits of its typical guests.

HMN will continue to install entertainment and Video services systems in the hospitality industry. It will focus on providing systems to the North American hotel market.
As the company grows, it will seek to additional properties in other markets, such as Hospitals, Time Shares, Third party COOP services, MDU (Apartments). Continued growth may be sustained by partnering with a company that serves related fields such as Schools, Airlines and Cruise Lines.

VCI - Cable

VCI is focusing on the continued growth efforts in the private cable division. The growth, as planned, will encompass both acquisitions and the construction of new cable locations, with VCI's initial concentration on acquisitions. VCI plans to target areas of the country where it has a current presence, as it is believed this will allow for economies of scale. VCI will also seek growth by exploring "add-on" possibilities at its existing properties, such as cable modem services.

A critical aspect of VCI's sales and marketing efforts is the development of strategic contractual relationships with the MDU property owners and/or managers. These relationships encourage the owners to promote and sell VCI's cable television services to the MDU residents. A variety of materials are used, including but not limited to, direct mail pieces, fliers, brochures, sales incentive gifts, resident introduction parties, sign up packets for new lessees and sales follow up.

   VCI will attempt to implement growth in its private cable business in the following ways.

   1. By securing new Right of Entry and/or Franchise agreements (Agreements) with property owners of MDUs and government bodies currently being served by other providers.
   2. By negotiating new agreements for new construction.
   3. By acquiring existing operators that serve MDUs and franchises.
   4. By expanding its current offering of cable television with additional services.
   5. By creating innovative revenue-sharing opportunities for the property owners of MDUs.

We believe that bringing affordable programming to specific markets, coupled with its ability to initiate creative contracts that allow for new revenue opportunities for property owners, are its primary competitive advantages in the cable arena.

      3D.COM

With regard to our 3D products and services, we plan to continue to aggregate 3D content and technologies, thereby becoming the preeminent and most comprehensive source for such products. A large part of this strategy is our plan to launch an online 3D and virtual reality portal. We believe that through volume and quality of content and technology, it will have the ability to pull users to the site and utilize its online presence to generate sales. At the completion of the Another World transaction we will have a comprehensive set of products and services to market on the internet and traditional retail.

Our Customers

As with our growth strategy, our customer base varies with the type of product or service that we offer. For HMN, our customers are primarily hotel owners and operators that are looking to create added value. Our customers for HMN are also the hotel guests who purchase PPV content. For our cable business through VCI, our customers are both townships, with which we have and can further secure franchise agreements, and the owners and/or managers of MDUs. Of course our cable customers are also the end subscribers who actually purchase our cable content. Since our 3D products and services are still in their development stage, we have no direct customers at this time. However, we expect our customers to be entertainment consumers, commercial and industrial customers, and any enterprise or individual that wishes to view 3D content or convert 2D content into 3D.

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

On June 16, 1999, we acquired certain copyrights and trademarks relative to the technology and products of our Strata Division.

We currently own or license the following U.S. and foreign patents:

                          APPLICATION OR                                        YEAR OF EXPIRATION OR
PATENT/PRODUCT            REGISTRATION NO.    COUNTRY     GRANTED OR FILED            RENEWAL
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

We currently own or license the following U.S. copyrights:


COPYRIGHT/PRODUCT         REGISTRATION NO.    COUNTRY        GRANTED
-----------------         ----------------    -------     -----------------
StrataVISION 3D           TX 2,688,747         U.S.A.     October 2, 1989
AIM - 3D                  TXu 507, 718         U.S.A.     February 13, 1992

We currently own or license the following U.S. and foreign trademarks:

                              REGISTRATION NO.                                       YEAR OF EXPIRATION OR
TRADEMARK/PRODUCT              OR SERIAL NO.       COUNTRY     GRANTED OR FILED            RENEWAL
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


We have also licensed other technology regarding its Strata product line that enables us to offer certain of its Strata products on the Microsoft Windows 95 (or higher), operating system.

(1) Affidavits of Continued Use are due by this date. If filed the trademark will be valid for ten years from the date of grant. If not filed the trademark will expire on this date.

Our Competition

      Hotel Guest Programming

The hotel video on demand (VOD) industry is effectively serviced by two primary competitors and thus a competitive analysis is relatively straightforward.

1. The two leading competitors jointly service over 1,500,000 mid-to-large property hotel rooms out of the approximately 3,600,000
[Smith Travel Research]rooms in the domestic U.S. hotel market. High production, installation, and operation costs keep these two competitors from servicing mid-to-large hotel market profitably and from serving the small-to-mid hotel market at all. The attractive production and operating costs of our proposed system allows HMN to successfully service the entire hospitality market.

2. The leading competitor in the small hotel market, which serves approximately 300,000 rooms, provides primarily scheduled (non VOD) movies, does not interface with the hotel's PMS system (billing systems at the front desk) and is currently in bankruptcy. Our proposed solution allows HMN to provide services far beyond the capability of this competitor.

      Cable
At the present time, cable television systems compete with other communications and entertainment media, including off-air television broadcast signals, which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. VCI's private cable television services compete mostly with incumbent franchise cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments, as well as wireless cable television operators, other private cable television operators, DBS operators and stand alone satellite service providers. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. VCI continues as a matter of course to investigate new sources of programming and technologies that may increase its range of services. In the United States the MDU portion of the residential real estate market is estimated to be 20 million rental units.

The cable television industry as a whole competes with radio, television, the Internet, and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

      Telecommunications

With respect to our Pay Phone assets, we compete principally with the services offered by the incumbent LEC serving that area. Incumbent LECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations.

      3D Imagery

We believe that 3D graphics capability represents one of the primary means users differentiate among various forms of entertainment. For example, PC users today can easily differentiate the quality of graphics and prefer personal computers that provide a superior visual experience. These factors have dramatically increased demand for 3D graphics processors and components. Mercury Research estimates that 3D graphics will be standard in every PC unit shipped by the end of 2001. Mercury Research also estimates that 182 million 3D graphics processors were sold worldwide in 2000 and that 356 million will be sold worldwide in 2005. Because of this, the overall market for the provision of 3D graphics and imagery is intensely competitive and characterized by rapid technological change. We believe that the principal competitive factors in this market are performance, breadth of product offerings, access to customers and distribution channels, backward-forward software support, and conformity to industry standards. We expect competition to increase both from existing competitors and new market entrants with products that may be less costly than ours or may provide better performance or additional features not provided by our products.

Legislation and Regulation

Because of the operations of VisionComm, we are subject to the regulation of the cable television industry. The cable television industry is regulated by the Federal Communications Commission (FCC), the principal federal regulatory agency with jurisdiction over cable television, some state governments and most local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies may materially affect the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

      Federal Regulation

The FCC has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. Following is a brief summary of certain of these federal regulations.

      Rate Regulation

The FCC's implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities and the FCC, respectively, are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment, converter boxes and remote control devices, for example, and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels.

The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic programming. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic service. The landmark, 1996 Telecommunications Act, which effectively governs most cable operations today, expanded the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems. The satisfaction of this test deregulates all rates.

For cable systems not subject to effective competition, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers, other than per-channel or per-program services, in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of compliance; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Act ended FCC regulation of cable programming service tier rates on March 31, 1999. The 1996 Act also relaxed existing uniform rate requirements by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing may be lodged with the FCC.

Lastly, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable television system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable television systems that do not have such technical capability is available until a cable television system obtains the capability, but not later than December 2002.

      Carriage of Broadcast Television Signals

The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system, that is to say that the system is located in the station's designated market area, to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent will be October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act.

      Channel Set-Asides

The 1984 Cable Act permits local franchising authorities to require cable television operators to set aside certain television channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties to provide programming that may compete with services offered by the cable television operator. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

      Ownership

The 1996 Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Act and FCC rules adopted to implement the 1996 Act, local exchange carriers may provide video service as broadcasters, common carriers, or cable operators.

The 1996 Act generally prohibits local exchange carriers from purchasing any ownership interest in a cable television system exceeding 10% located within the local exchange carriers telephone service area, prohibits cable operators from purchasing local exchange carriers whose service areas are located within the cable operator's franchise area, and prohibits joint ventures between operators of cable television systems and local exchange carriers operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or local exchange carrier serves a non-urban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in non-urban areas. Also, the FCC may grant waivers of the buyout provisions in certain circumstances.

The 1996 Act makes several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Act repeals the 1992 Cable Act's three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act have been eliminated, although the FCC's regulations prohibiting broadcast/cable common-ownership currently remain in effect. The FCC's rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to "effective competition" there.

The 1996 Act amends the definition of a "cable system" under the Communications Act of 1934 (the "Communications Act") so that competitive providers of video services will be regulated and franchised as "cable systems" only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.

Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable television systems which a single cable television operator can own. In general, no cable television operator can have an attributable interest in cable television systems which serve more than 30% of all multi-channel video programming distributors nationwide. Attributable interests for these purposes include voting interests of 5% or more, non-voting interests of 33% or more of the total assets (debt plus equity), officerships, directorships and general partnership interests.

The FCC has also adopted rules which limit the number of channels on a cable television system which can be occupied by national video programming services in which the entity which owns the cable television system has an attributable interest. The limit is 40% of the first 75 activated channels. The U.S. Court of Appeals for the District of Columbia Circuit recently overturned the 30% multiple ownership and 40% programming interest rules on the ground that they are an unsupported intrusion on cable operators' First Amendment rights. The rulemaking decision was remanded to the FCC for further proceedings. The constitutionality of the underlying statute had previously been sustained by the same court. The FCC has yet to announce what action it will take on either of these limitations.

The 1996 Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

      Access to Programming

The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Certain of these restrictions are scheduled to expire in October 2002 unless the FCC decides that they should be continued.

      Privacy

The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

      Franchise Transfers

The 1992 Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

      Technical Requirements

The FCC has imposed technical standards applicable to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108 to 137 MHz and 225 to 400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable television system signal leakage. Periodic testing by cable television operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Act, local franchising authorities may not prohibit, condition or restrict a cable television system's use of any type of customer equipment or transmission technology.

The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of January 1, 2005, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

Pursuant to the 1992 Cable Act, the FCC has adopted rules implementing an emergency alert system. The rules require all cable television systems to provide an audio and video emergency alert system message on at least one programmed channel and a video interruption and an audio alert message on all programmed channels. The audio alert message is required to state which channel is carrying the full audio and video emergency alert system message. The FCC rules permit cable television systems either to provide a separate means of alerting persons with hearing disabilities of emergency alert system messages, such as a terminal that displays emergency alert system messages and activates other alerting mechanisms or lights, or to provide audio and video emergency alert system messages on all channels. Cable television systems with 10,000 or more basic customers per headend were required to install emergency alert system equipment capable of providing audio and video emergency alert system messages on all programmed channels by December 31, 1998. Cable television systems with 5,000 or more but fewer than 10,000 basic customers per headend will have until October 1, 2002 to comply with that requirement. Cable television systems with fewer than 5,000 basic customers per headend will have a choice of providing either a national level emergency alert system message on all programmed channels or installing emergency alert system equipment capable of providing audio alert messages on all programmed channels, a video interrupt on all channels, and an audio and video emergency alert system message on one programmed channel. This must be accomplished by October 1, 2002.

      Inside Wiring; Customer Access

In a 1997 order, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. Additionally, the FCC has proposed to restrict exclusive contracts between building owners and cable operators or other multichannel video programming distributors. The FCC has also recently issued an order preempting state, local and private restrictions on over-the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This new order may limit the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.

      Pole Attachments

The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Several states in which we operate have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula begin in 2001, and will be phased in by equal increments over the five ensuing years.

      Other FCC Matters

FCC regulation pursuant to the Communications Act also includes matters regarding a cable television system's carriage of local sports programming; restrictions on origination and cablecasting by cable television operators; rules governing political broadcasts; equal employment opportunity; deletion of syndicated programming; registration procedure and reporting requirements; customer service; closed captioning; obscenity and indecency; program access and exclusivity arrangements; and limitations on advertising contained in nonbroadcast children's programming.

The FCC has recently issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television ("ITV"). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

      Copyright Laws

Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable television operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable television system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Cable television operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable television operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable television systems. Such negotiated agreements would likely increase the cost to cable television operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable television operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and basic cable networks, such as USA Network, is licensed by the networks through private agreements with the American Society of Composers and Publishers, generally known as ASCAP, and BMI, Inc., the two major performing rights organizations in the United States. Both the American Society of Composers and Publishers and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers. Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator from the American Society of Composers and Publishers, BMI and/or SESAC, Inc.

      State and Local Regulation

Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable television system. The

1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Act prohibits a franchising authority from either requiring or limiting a cable television operator's provision of telecommunications services.

Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. The foregoing describes all material present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or CMI can be predicted at this time.

      Local Telecommunications Services

The 1996 Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. We may in the future allow our cable infrastructure to be used for the provision of local telecommunications services to residential and business consumers. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as "exchange access," is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, we would be subject to the requirements imposed upon local exchange carriers by the 1996 Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation. Our ability to successfully offer local telecommunications service will be dependent, in part, on the opening of local telephone networks by incumbent local telephone companies as required of them by the 1996 Act. In January 1999, the United States Supreme Court reversed and vacated in part an earlier decision of a federal court of appeals striking down portions of the FCC's 1996 rules governing local telecommunications competition. The Supreme Court held that the FCC has authority under the Communications Act to establish rules to govern the pricing of facilities and services provided by incumbent local exchange carriers ("ILECS") to open their local networks to competition. However, in July 2000, the U.S. Court of Appeals for the Eighth Circuit vacated several FCC rules concerning interconnection and pricing of ILEC network elements, including a rule that mandates that ILECs set prices for unbundled network elements at the lowest cost network configuration, and another rule that would have required the ILECs to bundle combinations of network elements at the competing carrier's request. The U.S. Supreme Court decided to review this decision (consolidated with four other lower court challenges to the FCC's interconnection rules) in its next session, which commences in October 2001. How these questions are resolved will impact our ability to provide local telecommunications service in competition with incumbent local exchange telephone companies.

Employees

As of June 29, 2001, CMI and its subsidiaries had 18 full time employees, and 4 consultants.

Recent Developments

On July 9, 2001, we filed a Definitive Proxy Statement DEFS14A with the Securities and Exchange Commission that details our proposed transaction with the shareholders of Another World, which make up the bulk of new investors that may purchase a 51% equity stake in CMI in exchange for $3.5 million. We urgently need the $3.5 million cash infusion for our operations, to improve our cash-flow position and to meet some of the continued listing requirements of the American Stock Exchange. We also need the cash infusion to implement our expansion strategy. The $3.5 million cash infusion will help us meet these needs. The issuance of additional shares to the new investors will be made according to a subscription agreement (Subscription Agreement) attached to the Master Agreement. The Subscription Agreement can be found at the end of Exhibit 99(a) in our Definitive Proxy Statement DEFS14A, filed with the Securities and Exchange Commission on July 9, 2001. We believe that the contemplated merger of assets and operations with Another World will provide synergy in terms of technology sharing and transfer to CMI.

We intend to use the $3.5 million raised for the following business purposes:
For repayment of our outstanding debts; For 3D products marketing, sales, development and content distribution, and for other working capital purposes. Depending on the actual business needs, the actual use of proceeds may vary from the use mentioned above.

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

     During the final quarter of fiscal year ended March 31, 2001, the Company issued shares of restricted common stock to a number of individuals described below. Each of the following issuances of securities was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     On January 4, 2001, we issued 2,500,000 shares of our common stock to the shareholders of VisionComm. Under the terms of the VisionComm stock purchase agreement, we acquired all of the issued and outstanding shares of common stock of VisionComm, in exchange for issuing 2,500,000 shares of our common stock to the VisionComm Shareholders, subject to a repricing adjustment, and the issuance to the VisionComm Shareholders of promissory notes in the aggregate principal amount of $2,800,000.

     On February 13, 2001, according to a settlement agreement, we issued 320,000 shares of our common stock to Dutchess Advisors, Ltd. in consideration of Dutchess waiving any claim resulting from our failure to timely file a registration statement to cover shares issued to Dutchess in December 21, 1999. On the date of the agreement, the closing price of our common stock on the American Stock Exchange was $.21 per share. The Dutchess amendment contains a repricing provision. If on the date which is five business days following the date of effectiveness of our registration statement covering the Dutchess shares, the average closing bid price of our common stock, as reported by the American Stock Exchange, for the five days preceding the repricing date, is less than $1.00 per share, we are required to issue to Dutchess that number of restricted shares of common stock necessary for Dutchess to receive a total value of $200,000 in our common stock. The amendment limits the total number of shares issuable to Dutchess to 700,000 shares.

     On February 13, 2001, according to a settlement agreement, we issued 100,000 shares of our common stock to Eagle Plaza, L.C., a Utah limited liability company, and Ronald Litz, as payment of a $50,000 balance due to Eagle Plaza. On January 20, 2001, the date of the settlement agreement, the closing price of our common stock on the American Stock Exchange was $0.50 per share.

     On January 16, 2001,we issued 25,000 shares to Fernando Gomez in partial payment of claims totaling $90,000 for contracted services, employment and other expenses. On the date of the settlement agreement, our common stock traded on the American Stock Exchange at a daily average of $.17 per share. On January 16, 2001, the closing price of our common stock on the American Stock Exchange was $0.50 per share.

     On January 9, 2001, the Company issued 50,000 shares of its common stock to R. Gordon Jones in consideration for services rendered. On January 9, 2001, the closing price of our common stock on the American Stock Exchange was $0.29 per share.

     On February 13, 2001, we settled a lawsuit brought by the Rocky Mountain Employee Benefits, Inc. under an office lease agreement dated April 1, 1996. Pursuant to the settlement, we issued a total of 295,567 shares of our common stock in satisfaction of any claims under the lease. The settlement contains a repricing provision, for the purpose of ensuring a total value of $118,226 to be paid to Rocky Mountain. If, on the date which is five business days following the date of effectiveness of our registration statement covering the Rocky Mountain shares, the average closing bid price for our common stock, as reported by the American Stock Exchange, for the five preceding days is less than $.40 per share, we are required to issue to Rocky Mountain that number of additional shares of common stock necessary for Rocky Mountain to receive a total value of $118,226.99. In no event shall Rocky Mountain receive most than 400,000 shares.

     On February 13, 2001, we issued 840,000 shares of our common stock to United Business Services, Inc., a Nevada corporation. On March 31, 2000, we entered into an asset purchase agreement with United Business Services, Inc. under which we acquired from United Business all of the tangible and intangible assets relating to United Business's Video-On-Call Terminal and Video-On-Call Credit-Card-Swipe services. Our agreement with United Business provided for a purchase price of $1,000,000, payable with $60,000 upon signing of the UBS Agreement, with the balance payable shares of our common stock. In August 2000, under the terms of a letter amendment to our agreement with United Business, we issued a total of 640,000 shares of restricted common stock to United Business. The letter amendment required us to file a registration statement on Form S-3, including a total of 200,000 shares of common stock issued to United Business in the transaction, on or before September 23, 2000. However, because of financial and operating difficulties, we were unable to file the registration statement. On January 5, 2001, we entered into a second amendment with United Business under which we agreed to issue to United Business an additional 840,000 shares of restricted common stock in consideration of United Business agreeing to waive and release us from any claim resulting from our failure to timely file the registration statement. On the date of the second amendment, the closing price of our common stock on the American Stock Exchange was $0.31 per share.

     On February 13, 2001, we issued 121,850 shares of our common stock to Scott Applegate in consideration of Applegate's agreement to waive and release us from any claim resulting from our failure to timely file a registration statement for shares we issued to Applegate in payment for Applegate assigning to us all of Applegate's interests in a lease of certain cable television rights. If, on the date which is five business days following the date of effectiveness of our registration statement covering the Applegate shares, the closing price of our common stock, as reported by the American Stock Exchange, for the five preceding days is less than $1.00 per share, we are required to issue to Applegate that number shares of common stock necessary for Applegate to receive a total value of $183,000.

     On January 16, 2001, we issued to Chandos Mahon 210,556 shares of our common stock in consideration for services valued at $72,500 provided by him to the Company. The shares issued to Mahon were issued pursuant to a plan approved by our board of directors to compensate our officers and employees for unpaid services, cash advances and cash contributions to us, through the issuance of shares of our restricted common stock.

     On January 29, 2001, we issued 983,136 shares of common stock to J. Michael Heil. 525,714 shares were issued in consideration for $92,000 in services and 457,422 shares were issued for $160,098 in expenses and cash advances by Mr. Heil to the Company.

     On January 16, 2001, the Company issued 37,500 shares of its common stock to Doug Stanley in consideration for services rendered. On January 16, 2001, the closing price of the Company's common stock on the American Stock Exchange was $0.27 per share.

     On January 16, 2001, the Company issued 125,000 shares of its common stock to Donny Thompson in consideration for services rendered. On January 16, 2001, the closing price of the Company's common stock on the American Stock Exchange was $0.27 per share.

ITEM 6

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The "Company" or "Chequemate International, Inc." doing business as C-3D Digital, Inc. includes; C-3D Digital - a division developing 3D technology for converting 2D content to 3D content for film, television and computer applications; VisionComm, Inc. - a wholly owned subsidiary; Hotel Movie Network - a division of Chequemate International, Inc.; and 3D.com - a wholly owned subsidiary of Chequemate International, Inc. that discontinued its "Strata" division in November, 2000.

Hotel Movie Network (HMN) accounted for $775, 265, or approximately 86%, of our revenues reported on the Consolidated Statement of Operations for the year ended March 31, 2001. The remaining 14% of revenues were generated by miscellaneous consulting and services of C-3D Digital. Revenues of $362,446 from the Strata division of 3D.Com were included only in footnote disclosure under Discontinued Operations for the year ended March 31, 2001 and were recorded as part of the net Loss from Discontinued Operations. For the year ended December 31, 2000, VisionComm, Inc., had revenues of $3,580,705, which we did not include in our March 31, 2001 Consolidated Statement of Operations.

The hotel pay-per-view segment currently generates roughly $65,000 a month in revenue. This business will serve as an internal test market for providing 3D entertainment to hotel guests. We have adapted its 3D technology to work through the hotel pay-per-view system and are seeking additional hotel properties in which to conduct market testing. During the next twelve months we expect Hotel Movie Network to account for approximately one-third of our revenue and VisionComm to account for approximately two-thirds of our revenue.

Our auditors have issued a going concern opinion in regard to our audited consolidated financial statements as of March 31, 2001. We continue to be dependent on investment capital to fund our operations. We plan to significantly reduce our debt by continuing to negotiate stock settlements with our creditors to satisfy outstanding obligations and to raise additional working capital by issuing stock via a private placement to Another World, Inc. The Company expects to receive approximately $3,500,000 upon completion of the Another World Private Placement. The Company has also established an equity line of credit but has determined to not make any draws on the line of credit through June 30, 2001. We believe revenues from the expansion of the VisionComm, Inc. subsidiary and the Hotel Movie Network division combined with new capital invested in our company will provide sufficient resources for operations.

                                   Acquisition

In December 2000, we purchased 100% of VisionComm, Inc. a St. Louis, Missouri based cable television and pay-telephone company. VisionComm, Inc. operates on a calendar year end and accordingly none of the operations of VisionComm are included in our Consolidated Statements of Operations as of March 31, 2001. However, the balance sheet of VisionComm is included in our Consolidated Balance Sheet as of March 31, 2001.

The purchase of VisionComm resulted in the creation of $5,335,881 of goodwill and a net increase in fixed assets of $1,080,473. The Company will evaluate the recoverability of its goodwill on at least an annual basis.

                             Discontinued Operations

In November 2000, we elected to discontinue the Strata division of 3D.Com. Accordingly the operations of our Strata division of 3D.Com are excluded from the operating results of the Company. The Strata assets were acquired in June of 1999 through a foreclosure proceeding against Strata, Inc. Upon discontinuing the Strata division, we leased the tangible and intangible Strata assets to a new company controlled by three officers of 3D.Com, who were also the founders of Strata, Inc. The lease agreement was for minimal consideration and served as a mechanism for the planned future sale or spin off of the Strata assets as a separate company. The Company expects to recover its investment in Strata through the sale or spin off of the Strata assets.

Results of Operations

Fiscal year March 31, 2001 compared to March 31, 2000 (as restated for discontinued operations).

Our revenues for the years ended March 31, 2001 and 2000 have been restated to reflect the Strata division of 3D.Com as a discontinued operation. The sales of Strata of $362,446 have been removed from the consolidated numbers as have the related operating expenses.

Sales for the year ended March 31, 2001 were $905,070 compared to $491,779 for the year ended March 31, 2000, an increase of 84%. These sales were the result of the growth of Hotel Movie Network. We continue to seek out additional hotels to deploy our inventory of headend equipment, video cassette players, and movies to increase our revenue. If we had owned VisionComm for all of 2000 sales would have been $3,580,705 on a proforma basis.

Cost of Goods Sold increased significantly from $229,315 for the year ended March 31, 2000 to $525,841 for the year ended March 31, 2001 due primarily to a write-down of certain inventory relating to the C-3D Digital division. While revenues increased, our gross margin as a percentage of sales decreased due to the increase in cost of good sold as discussed above. Our Gross Margin was $379,229 or 42% for the year ended March 31, 2001 compared to $262,464 or 53% for the year ended March 31, 2000.

General and administrative expenses increased by $10,402,239. This increase was primarily the result of shares and options which were issued for services, compensation and in settlement of various claims. The shares and options were valued at their estimated fair value and resulted in an expense of $10,821,527. Amortization and depreciation were $1,748,763 and $392,128, respectively for the year ended March 31, 2001 compared to $1,053,376 and $295,431, respectively for the year ended March 31, 2000.

                                  Current Assets

Current assets increased by $301,872 from March 31, 2000 to March 31, 2001. The increase is the result of the purchase of VisionComm, Inc. and the inclusion of its accounts receivable in our current assets.

                                                                              MARCH 31,        MARCH 31,
                                                                                2001               2000
                                                                         ----------------    ----------------
 Cash                                                                    $       20,328      $      49,815
 Accounts receivable - net of allowances of $231,217
   and $422,096 in 2001 and 2000, respectively                                  615,337            213,268
 Employee advances                                                               11,700                  -
 Inventory                                                                      698,379            727,512
 Prepaid expenses                                                                20,893             74,170
                                                                         ----------------    ----------------
Total Current Assets                                                        $ 1,366,637        $ 1,064,765
                                                                         ================    ================

Accounts receivable are primarily due from our small to mid-size hotels that we show our movies at either on a pay-per view basis or on a free-to-guest basis in which the hotel pays us a fee for the movie services we provide and includes an overhead charge in the total room charge. The accounts receivable are net of an allowance for doubtful accounts and we believe the net amount shown is fully collectable.

                                                                            MARCH 31,           MARCH 31,
                                                                               2001               2000
                                                                         ----------------    ----------------
Accounts Receivable, net
     Hotel Movie Network                                                 $      93,715         $   213,268
     VisionComm, Inc.                                                          521,622
                                                                         ----------------    ----------------
Total Account Receivable                                                 $     615,337         $   213,268
                                                                         ================    ================

Hotel Movie Network inventory is units placed in the hotels for the pay per view and free- to- guest movies and on hand inventory in the warehouse ready for deployment. VisionComm's inventory consists of receivers, cable boxes, cable and connectors to install additional units at new and existing properties.

                                                                            MARCH 31,           MARCH 31,
                                                                               2001               2000
                                                                         ----------------    ----------------
 Inventory
     Hotel Movie Network                                                 $    620,637           $  727,512
     VisionComm, Inc.                                                          77,742
                                                                         ----------------    ----------------
Total Inventory                                                           $   698,379        $    727,512
                                                                         ================    ================

                                              Property and Equipment

                                                                                        NET BOOK VALUE
                                                               ACCUMULATED       ---------------------------------
                                              COST            DEPRECIATION            2001              2000
                                     ------------------   -------------------    --------------  -----------------
Office furniture and fixtures        $         148,815    $           57,078     $       91,737  $         126,894
Machinery and equipment                        982,263               449,000            533,263            949,013
Hotel pay-per view equipment                   470,313               211,641            258,672            352,734
                                                                                              -
Telephone and fixtures                       2,157,608               831,820          1,325,788                  -
Leasehold improvements                          21,049                 1,188             19,861                  -
Net assets of discontinued operations                                                                     (279,793)
                                     ------------------   -------------------    --------------  -----------------
                   Total             $       3,780,048    $        1,550,727     $    2,229,321  $       1,148,848
                                     ==================   ===================    ==============  =================

The change in Net Book Value between March 31, 2001 and 2000 is due to purchases of equipment, other personal property and the VisionComm acquisition netted against an increase in accumulated depreciation for the current year end of $392,128.

                                  Other Assets

Total other assets increased $6,141,004 between March 31, 2001 and March 31, 2000 due mainly to an addition of Goodwill to the balance sheet of $5,335,881 due to the acquisition of VisionComm, Inc.

                                                                               MARCH 31,          MARCH 31,
                                                                                 2001                 2000
                                                                            ----------------    ----------------
Net assets of discontinued operations                                       $        752,224    $        988,312
Goodwill                                                                           5,335,881                   -
Notes receivable                                                                      35,178              50,000
Movie production costs and product rights                                          3,664,586           2,649,380
Refundable deposits                                                                    3,986              47,159
Investments                                                                           84,000                   -
                                                                            -----------------   ----------------
     Total Other Assets                                                     $      9,875,855    $      3,734,851
                                                                            =================   ================

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date SFAS No. 142 is applied in its entirety, which will be April 1, 2001 for us. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, and will be applied to our fiscal year ending March 31, 2002.

Movie Production and Product Rights

                                                                                                  NET BOOK VALUE
                                   TERM           COST            AMORTIZATION            2001           2000
                                ---------   ----------------  ------------------   --------------    -----------
Product rights                  4-5 years   $      3,094,045  $        2,132,143   $      961,902    $ 2,390,351
Contract/movie rights           2-5 years            294,537             294,537                -        259,029
Production Cost                   5 years          2,725,725             990,906        1,734,819              -
Cable production                 10 years          1,326,386             358,521          967,865              -
                                ---------   ----------------  ------------------   --------------    -----------
                                            $      7,440,693  $        3,776,107   $    3,664,586    $ 2,649,380
                                            ================  ==================   ==============    ===========

Product Rights consisted of the Company's 3D technologies that include the ability to convert 2D products to 3D products, the ability to film with special 3D cameras and rights to certain content that can be converted to 3D products to be distributed through the television channel, video, and DVD. Product rights have been capitalized and amortized over five years using a straight line method. Total amortization expense for the years ended March 31, 2001 and 2000 amounted to $1,748,763 and $1,053,376, respectively.

Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. In future reporting periods we will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, the Company will compare the implied fair value of the goodwill to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then we will adjust the goodwill to the implied fair value.

                               Current Liabilities

Total current liabilities decreased by $1,571,864 between March 31, 2001 and 2000 due primarily to a reduction in short-term obligations of $1,972,502 via a common stock issuance to various individuals and companies for services performed during the prior year and accrued as a liability pending the board of directors' approval of the stock issuance. Accrued expenses increased $1,318,300 due mainly to an increase in accrued salaries and payroll to directors and officers who were working without being fully paid their salaries. We plan on reducing these accruals by issuing stock in lieu of cash in whole or in part depending on approvals of each respective party. These increases were offset by a net reduction in the current portion of long-tem debt of $1,349,565 which consisted of $3,050,000 reduction of debt via a common stock issued to twelve individual companies collectively managed by Capital Asset, Ltd. This reduction was offset by other long-term debt becoming current during the year.


                                                                            MARCH 31,           MARCH 31,
                                                                               2001                2000
                                                                         ----------------    -------------
  Accounts payable                                                       $   1,418,541       $  1,089,974
  Short-term obligations                                                             -          1,972,502
  Accrued expenses                                                           1,694,691            376,391
  Income tax payable                                                               500                500
  Accrued interest payable                                                     133,176            123,605
  Current portion long-term debt                                             2,276,222          3,625,787
  Deferred Income                                                               93,765                  -
                                                                         ----------------    -------------
                   Total Current Liabilities                             $   5,616,895        $ 7,188,759
                                                                         ================    =============

                              Long-term Liabilities

During the past year ending March 31, 2001 we increased our long-term portion of our long-term debt to $6,397,141. This increase was due mainly to the acquisition of VisionComm, Inc., which resulted in us issuing a note to their shareholders for $2,800,000 (which was subsequently converted to 10,300,000 common shares) and the assumption of VisionComm's existing long-term debt of $4,341,236. Total current and long-term debt due to the VisionComm debt at March 31, 2001 was $7,141,236.

                         Stockholders' Equity (Deficit)

Our shareholder's equity increased during the year ended March 31, 2001 by $2,698,072 due to new capital invested in our company exceeding our current year's loss. During the year ended March 31, 2001 we incurred a loss of $(17,572,016) and we have incurred losses from our inception through March 31, 2001 of $(55,713,971). We do not have an established source of revenues sufficient to cover operating costs and, accordingly, there is substantial doubt about our ability to continue as a going concern.

During the year ended March 31, 2001 we raised $20,270,766 of capital by issuing 13,904,523 additional shares of our common stock as follows; 6,078,798 shares for services; 3,833,743 shares for debt conversion; 2,500,000 shares for acquisition of the VisionComm subsidiary; 788,732 shares issued for cash and 703,250 shares issued for assets.

On March 15, 2001, the Company entered into a Master agreement as amended and restated, and then modified and restated on June 13, 2001, which contemplates a private placement to raise up to $3.5 million in return for the issuance of approximately 38,504,275 shares to the new investors, constituting a 51% equity interest in the Company on a fully diluted basis. These newly-issued shares will have registration rights customary in such issuances as set forth in the Registration Rights Agreements attached to the Proxy Statement filed on June 14, 2001 in Exhibit 99(a) as Schedule 1.3 to the Master Agreement. Under the Master Agreement, the Company can acquire control of Another World and its assets at a later date (the Acquisition) so that they Company can benefit from its stereoscopic technologies provided the shareholders of the Company and Another World approve the transaction. The Company has not entered into any formal negotiations or discussed specific terms of this potential acquisition but have agreed that the acquisition will be consummated through the issuance of the Company's common stock in exchange for the in-kind assets of Another World. The Acquisition will be based on an independent valuation of Another World. Another World has engaged Samil-PricewaterhouseCoopers to perform such independent valuation.

                                                                            MARCH 31,          MARCH 31,
                                                                               2001              2000
                                                                         ----------------    -------------
  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 20,686,292 and 6,781,669 shares
   outstanding at 2001 and 2000, respectively                            $           2,068   $          678
  Capital in excess of par                                                      57,169,680       36,900,982
  Accumulated deficit                                                          (55,713,971)     (38,141,955)
                                                                         ------------------- ----------------
     Total Stockholders' Equity (Deficit)                                $       1,457,777   $   (1,240,635)
                                                                         =================== ================

Liquidity and Capital Resources

We currently have a net negative working capital of $4,250,258 due mainly to accrued expenses of $1,694,691 and current portion of long-term debt of $2,276,222 which we plan on significantly reducing via settlement negotiations and issuance of common stock in lieu of cash.

We increased our long-term liabilities by $6,397,141 due to the acquisition of VisionComm, Inc. in both debt assumed of VisionComm of $4,341,236 and a note payable due to VisionComm, Inc. shareholders of $2,800,000 for the purchase of VisionComm, Inc. We plan on negotiating an equity transaction to issue common stock for the $2,800,000 note payable to further reduce our long-term debt.

We are in negotiations with the shareholders of Another World, Inc., a Korean-based, 3D technology company, to issue our common stock to their shareholders for approximately $3,500,000. This infusion of cash would enable us to expand our cable and hotel movie network operations as well as reduce our current accounts payable and accrued liabilities and develop a sales and marketing team to roll out the Another World, Inc. 3D products.

We will need additional funds to fully implement our business plan and to retire all our outstanding current and long-term debts. We expect to fund our capital requirements through existing resources, credit facilities, vendor financing, equity lines of funding, and other forms of financing as appropriate. Our ability to generate cash to meet our future needs will depend generally on our future results of operations and the continued availability of external financing.

                        Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date SFAS No. 142 is applied in its entirety, which will be April 1, 2001 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, and will be applied to the fiscal year ending March 31, 2002 for the Company.

SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                               (DBA C3-D DIGITAL)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000

                                 C O N T E N T S

Independent Auditors' Reports ...................................      22

Consolidated Balance Sheets .....................................      24

Consolidated Statements of Operations ...........................      26

Consolidated Statements of Stockholders' Equity (Deficit) .......      28

Consolidated Statements of Cash Flows ...........................      29

Notes to Consolidated Financial Statements ......................      31


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

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chequemate International, Inc. and Subsidiaries (dba C3-D Digital) as of March 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years ended March 31, 2001, 2000 and 1999 in conformity with generally accepted accounting principles in the United States.

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



HJ & Associates, LLC
Salt Lake City, Utah
July 3, 2001

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
VisonComm, Inc.

We have audited the accompanying balance sheets of VisionComm, Inc. (a Delaware corporation and wholly owned subsidiary of Chequemate International, Inc. dba C3-D Digital) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VisionComm, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        Kerber, Eck & Braeckel LLP

St. Louis, Missouri
May 25, 2001

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                           Consolidated Balance Sheets


                                     ASSETS

                                                                  MARCH 31, 2001
                                                           ----------------------------
                                                              2001              2000
                                                           -----------      -----------
CURRENT ASSETS
  Cash                                                     $    20,328      $    49,815
  Accounts receivable - net of allowances of $231,217
   and $422,096 in 2001 and 2000, respectively                 615,337          213,268
  Employee advances                                             11,700             --
  Inventory (Note 2)                                           698,379          727,512
  Prepaid expenses                                              20,893           74,170
                                                           -----------      -----------
     Total Current Assets                                    1,366,637        1,064,765
                                                           -----------      -----------
PROPERTY AND EQUIPMENT (Note 3)                              2,229,321        1,148,848
                                                           -----------      -----------
OTHER ASSETS
  Net assets of discontinued operations (Note 14)              752,224          988,312
  Goodwill (Note 20)                                         5,335,881             --
  Notes receivable                                              35,178           50,000
  Movie production cost and product rights (net)             3,664,586        2,649,380
  Refundable deposits                                            3,986           47,159
  Investments                                                   84,000             --
                                                           -----------      -----------
     Total Other Assets                                      9,875,855        3,734,851
                                                           -----------      -----------
     TOTAL ASSETS                                          $13,471,813      $ 5,948,464
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

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 20,686,192 and 6,781,669 shares
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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations

                                                          FOR THE YEARS ENDED MARCH 31,
                                                --------------------------------------------------
                                                    2001               2000               1999
                                                ------------       ------------       ------------
REVENUES
  Sales - products                              $    905,070       $    491,779       $    682,760
                                                ------------       ------------       ------------
COST OF SALES
  Product, supplies and materials (Note 2)           525,841            229,315            631,132
                                                ------------       ------------       ------------
GROSS MARGIN                                         379,229            262,464             51,628
                                                ------------       ------------       ------------
EXPENSES
  Bad debt expense                                    58,987             46,180             53,820
  Selling expenses                                   224,661            416,047            851,339
  General and administrative                      15,266,450          4,864,211          3,074,839
                                                ------------       ------------       ------------
     Total Expenses                               15,550,098          5,326,438          3,979,998
                                                ------------       ------------       ------------
OPERATING LOSS                                   (15,170,869)        (5,063,974)        (3,928,370)
                                                ------------       ------------       ------------
OTHER INCOME (EXPENSE)
  Gain on forgiveness of debt                           --               29,375               --
  Interest income                                     14,442             13,470             11,265
  Interest expense                                  (277,823)          (118,058)           (93,779)
  Gain (loss) on sale of equipment                      --                 --             (160,836)
                                                ------------       ------------       ------------
     Total Other Income (Expense)                   (263,381)           (75,213)          (243,350)
                                                ------------       ------------       ------------
LOSS BEFORE INCOME TAXES                         (15,434,250)        (5,139,187)        (4,171,720)

INCOME TAX PROVISION (Note 16)                           500                500                500
                                                ------------       ------------       ------------
NET LOSS FROM OPERATIONS                         (15,434,750)        (5,138,687)        (4,171,220)

DISCONTINUED OPERATIONS                           (2,137,266)       (13,596,782)           (40,859)
                                                ------------       ------------       ------------
NET LOSS                                        $(17,572,016)      $(18,735,469)      $ (4,212,079)
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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations

                                               FOR THE YEARS ENDED MARCH 31,
                                  ------------------------------------------------------
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

                                                                                                               Total
                                     Total                              Capital                            Stockholders'
                                     Shares            Common          in Excess        Accumulated            Equity
                                     Issued             Stock            of Par           Deficit             (Deficit)
                                  ------------      ------------      ------------      ------------       ------------
Balance, March 31, 1998              3,522,162      $        352      $ 18,984,810      $(15,193,407)      $  3,791,755

Shares issued through
 stock offering                      1,521,358               152         3,771,382              --            3,771,534
Shares issued for assets               145,833                15         1,532,985              --            1,533,000
Shares issued for cash                  92,950                 9             3,709              --                3,718
Correction of an error                  12,500                 1                 4              --                    5
Shares issued in exchange
 for services                          273,703                27            43,420              --               43,447
Shares issued for debt                  21,156                 2           126,808              --              126,810
Net loss                                  --                --                --          (4,213,079)        (4,213,079)
                                  ------------      ------------      ------------      ------------       ------------
Balance, March 31, 1999              5,589,662               558        24,463,118       (19,406,486)         5,057,190

Conversion of debt to stock            646,113                64         3,768,546              --            3,768,610
Stock for services                     415,846                42         3,678,699              --            3,678,741
Stock for cash                          87,501                 9             3,491              --                3,500
Options for services                     6,250                 1            59,374              --               59,375
Stock for secured interest               5,000                 1            80,357              --               80,358
Stock for assets                        31,250                 3           320,310              --              320,313
Issuance of options/warrants
  below market value                      --                --           4,527,087              --            4,527,087
Old certificate/new rounding                47              --                --                --                 --
Net loss                                  --                --                --         (18,735,469)       (18,735,469)
                                  ------------      ------------      ------------      ------------       ------------
Balance, March 31, 2000              6,781,669               678        36,900,982       (38,141,955)        (1,240,295)

Shares issued for assets               703,250                70         1,826,055              --            1,826,125
Shares issued for cash                 788,732                79         2,799,921              --            2,800,000
Shares issued for services           6,078,798               608         6,240,780              --            6,241,388
Shares issued for debt
 conversion                          3,833,743               383         4,039,553              --            4,039,936
Issuance of shares / options
 below market value                       --                --           4,580,139              --            4,580,139
Shares issued for subsidiary         2,500,000               250           782,250              --              782,500
Net loss                                  --                --                --         (17,572,016)       (17,572,016)
                                  ------------      ------------      ------------      ------------       ------------
Balance, March 31, 2001             20,686,192      $      2,068      $ 57,169,680      $(55,713,971)      $  1,457,777
                                  ============      ============      ============      ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows

                                                                         FOR THE YEARS ENDED MARCH 31,
                                                              --------------------------------------------------
                                                                  2001               2000               1999
                                                              ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(17,572,016)      $(18,735,469)      $ (4,213,079)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
   Amortization                                                    785,622          1,053,376            314,873
   Depreciation                                                    171,900            295,431             79,599
   Loss on sale of assets                                             --                 --              160,836
   Bad debt expense                                                 58,987            368,276             53,820
   Forgiveness of debt                                                --              (29,375)              --
   Common stock and options issued for services rendered         8,967,025          8,345,561            448,547
   (Increase) decrease in:
    Accounts receivable                                           (461,056)          (383,622)          (227,437)
    Prepaid expenses                                                53,277            124,179           (187,090)
    Inventory                                                       29,133          2,388,251            275,246
    Note receivable                                                 14,822             60,000           (530,530)
    Refundable deposits                                             43,173            (31,455)            (7,651)
    Investment                                                        --                3,000               --
  Increase (decrease) in:
   Employee advances                                               (11,700)              --                 --
   Accounts payable                                                328,567            193,566           (730,202)
   Accrued interest payable                                          9,571              3,871             53,831
   Deferred income                                                  93,765               --              (54,724)
   Short-term obligations                                             --            1,972,502               --
   Accrued expenses                                              3,829,351            337,719             (4,667)
                                                              ------------       ------------       ------------
     NET CASH USED BY OPERATING ACTIVITIES                      (3,659,579)        (4,034,189)        (4,568,628)
                                                              ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase or development of intangibles                              --             (230,807)          (128,021)
  Equipment purchases                                             (502,268)          (908,440)          (198,736)
                                                              ------------       ------------       ------------
     NET CASH USED BY INVESTING ACTIVITIES                        (502,268)        (1,139,247)          (326,757)
                                                              ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                       1,612,081              3,500          3,502,167
  Issuance of notes payable                                      1,419,360          3,550,000          3,043,409
  Issuance of common stock - related party                       1,187,919               --                 --
  Payments made on notes payable                                   (87,000)           (62,448)          (138,832)
                                                              ------------       ------------       ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                $  4,132,360       $  3,491,052       $  6,406,744
                                                              ------------       ------------       ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                Consolidated Statements of Cash Flows (Continued)

                                             FOR THE YEARS ENDED MARCH 31,
                                     -----------------------------------------------
                                         2001              2000              1999
                                     -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH      $   (29,487)      $(1,682,384)      $ 1,511,359

CASH AT BEGINNING OF YEAR                 49,815         1,732,199           220,840
                                     -----------       -----------       -----------
CASH AT END OF YEAR                  $    20,328       $    49,815       $ 1,732,199
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

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

                                                  Years
                                                  -----
          Office furniture                         5-7
          Machinery and equipment                  5-7

     MOVIE PRODUCTION COST AND PRODUCT RIGHTS

                                                                                  NET BOOK VALUE
                                                                           --------------------------
                                   TERM         COST        AMORTIZATION      2001           2000
                                 ---------   -----------    ------------   -----------    -----------
     Product rights              4-5 years   $ 3,094,045    $ 2,132,143    $   961,902    $ 2,390,351
     Contract/movie rights       2-5 years       294,537        294,537             --        259,029
     Production cost               5 years     2,725,725        990,906      1,734,819             --
     Cable production             10 years     1,326,386        358,521        967,865             --
                                             -----------    ------------   -----------    -----------
                                             $ 7,440,693    $ 3,776,107    $ 3,664,586    $ 2,649,380
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

     MOVIE PRODUCTION COST AND PRODUCT RIGHTS (CONTINUED)

     The Company reviews the recoverability of intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Several factors are used to evaluate intangibles. Including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

     BASIC LOSS PER SHARE

     Basic loss per share is calculated using a weighted average for common stock.

                                                       FOR THE YEARS ENDED MARCH 31,
                                            -------------------------------------------------
                                                2001              2000                1999
                                            -------------     -------------       -----------
     Numerator:
           Net (loss) from operations       $ (15,434,750)    $  (5,138,687)      $(4,171,220)
           Discontinued operations          $  (2,137,266)    $ (13,596,782)      $   (40,859)

     Denominator (weighted average
           number of shares outstanding)       11,659,403         6,064,075         4,496,046

     Basic (loss) per share

           Continued operations             $       (1.31)    $       (0.85)      $    (0.93)
           Discontinued operations          $       (0.18)    $       (2.24)      $    (0.01)
                                            -------------     -------------       -----------
                                            $       (1.49)    $       (3.09)      $    (0.94)
                                            =============     =============       ===========

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

     During June 2000, the Financial Accounting Standards Board issued FASB Statement No. 139 "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89, and 121". This statement is effective for financial statements for fiscal years beginning after December 15, 2000. This statement rescinds FASB Statement No. 53 and provides that those that were previously subject to the requirements of FASB Statement No. 53 shall follow the guidance in AICPA Statement of Position 00-2 "Accounting by Producers or Distributors of Films". The Statement also amends FASB Statement No. 63, 89, and 121.

     During July 2000, the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 00-2 "Accounting by Producers or Distributors of Films" (SOP 00-2). SOP 00-2 is effective for fiscal years beginning after December 15, 2000 with the initial impact of adoption being reported as the cumulative effect of an accounting change. SOP 00-2 applies to all types of films and to all producers and distributors

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     CHANGE IN ACCOUNTING PRINCIPLES (CONTINUED) owning or holding rights to distribute or exploit them and specifically addresses revenue recognition, costs and expenses and required disclosures.

     Currently, the Company holds rights to a library of films for which it has incurred production costs to modify viewing over its cable television network in three-dimension (3-D) and for use in the hotel pay-per-view segment. The Company will adopt the provisions of SFAS 139 and SOP 00-2 in fiscal year 2002.

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

     LONG-LIVED ASSETS

     In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets, including goodwill

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     LONG-LIVED ASSETS (CONTINUED)

     associated with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill acquired as part of business combinations is also evaluated continuously per ABP No. 17, "Intangible Assets", for the need for adjustments to useful life and reductions in unamortized costs. Any changes in estimated useful life are recorded prospectively and any impairment adjustments are recorded as expense in the period the impairment occurs. The amount of any impairment considered necessary would be determined by comparing the book value of the net assets in the applicable line of business to fair value using methods such as the present-value of estimated future cash flows, sale value or other valuation methodologies available at the time, depending on the stage of development of the line of business and the Company's intentions at the time an impairment adjustment were considered necessary.

     STOCK OPTIONS AND WARRANTS

     The Company accounts for all stock based compensation plans and warrants in accordance with FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. As such, compensation cost is measured at the grant date based on the value of the award using the Black-Scholes pricing model and is recognized over the service period, usually the vesting period.

     VALUATION OF OPTIONS AND WARRANTS

     The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (2) the date the counterparty's performance is complete. Pursuant to the requirements of EITF 96-18, the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance. All outstanding options and warrants as of March 31, 2001 were measured at the date at which a commitment for performance was reached.

NOTE 2 - INVENTORY

                                     MARCH 31,
                              ----------------------
                                2001          2000
                              --------      --------
          Finished goods      $698,379      $727,512
          WIP                       --            --
          Raw materials             --            --
                              --------      --------
                              $698,379      $727,512
                              ========      ========

     The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations. During the year ended March 31, 2000, the

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 2 - INVENTORY (Continued)

     Company recognized approximately $2.5 million in markdown of inventory attributable to a decision to restructure an activity. The amount is recorded in cost of sales.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment as of March 31, 2001 and 2000 are detailed in the following summary:

                                                       Accumulated              Net Book Value
                                         Cost          Depreciation         2001            2000
                                      -----------      ------------     -----------      -----------
     Office furniture & fixtures      $   148,815      $    57,078      $    91,737      $   126,894
     Machinery & equipment                982,263          449,000          533,263          949,013
     Hotel pay-per-view equip             470,313          211,641          258,672          352,734
     Telephone & fixtures               2,157,608          831,820        1,325,788               --
     Leasehold improvements                21,049            1,188           19,861               --
     Net assets of discontinued
     Operations                                --               --               --         (279,793)

          Total                       $ 3,780,048      $ 1,550,727      $ 2,229,321      $ 1,148,848
                                      ===========      ===========      ===========      ===========

     Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the years ended March 31, 2001, 2000 and 1999 amounted to $392,128, $205,471 and $79,599, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

     The Company is authorized to issue 500,000,000 shares of common stock, par value $.0001. As of March 31, 2001, the Company has issued 20,686,192 shares of common stock. On February 2, 2000, the Company authorized a 1:4 reverse stock split. The consolidated financial statements have been retroactively restated to reflect the reverse stock split.

NOTE 5 - RELATED PARTIES

     Notes payable to related parties as of March 31, 2001 and 2000 are detailed in the following summary:

                                                         2001           2000
                                                        -------      --------
     Note payable to CEO; with an interest rate of
      10.4%; unsecured; accrued interest of
      $79,943 is due on demand                          $    --      $140,000
                                                        -------      --------
     Balance Forward                                    $    --      $140,000
                                                        -------      --------

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 5 - RELATED PARTIES (Continued)

                                                                                     2001              2000
                                                                                  -----------      -----------
     Balance Forward                                                              $        --      $   140,000

     Convertible notes payable to officers and directors in connection with the acquisition of VisionComm, with an interest rate of 8%
      convertible at anytime prior to April 30, 2002 at the option of the note holder at a price of $3.50 per share or at the option of the Company if shares of the Company's common stock are trading at a price greater than $7.00 per share for a period of sixty
      (60) trading days, accrued interest of $24,022, due April 30,
      2002, unsecured                                                               1,187,919               --
                                                                                  -----------      -----------

          Total related party notes payable                                         1,187,919          140,000

          Less: current portion                                                            --         (140,000)
                                                                                  -----------      -----------
          Long-term portion$                                                        1,187,919      $        --
                                                                                  ===========      ===========

     Maturities of the related party notes payable are as follows:

                           Period ending March 31,                                       2002      $ 1,187,919
                                                                                         2003               --
                                                                                                   -----------

                                                                                        Total      $ 1,187,919
                                                                                                   ===========

NOTE 6 - LONG-TERM DEBT

     Notes payable as of March 31, 2001 and 2000 are detailed in the following summary:

                                                     2001         2000
                                                    -------      -------
     Note payable to a company; due in monthly
      installments of $3,244 which includes
      interest at 8%; due on demand, unsecured      $49,287      $48,287
                                                    -------      -------
     Balance Forward                                $49,287      $48,287
                                                    -------      -------

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 6 - LONG-TERM DEBT (Continued)

                                                                                2001            2000
                                                                             ----------      ----------
     Balance Forward                                                         $   49,287      $   48,287

     Convertible notes payable to various individuals in connection with the acquisition of VisionComm with an interest rate of 8%
      convertible at anytime prior to April 30, 2002 at the option of the note holder at a price of $3.50 per share or at the option of the Company if shares of the Company's common stock are trading at a price greater than $7.00 per share for a period of sixty
      (60) trading days, accrued interest of $32,600 due April 30,
      2002, unsecured                                                         1,612,081              --

     Notes payable to a Company with monthly payments ranging from $450 to $17,931 and quarterly payments up to $42,099, with interest rates ranging from 12% to 14%, with maturities at various dates through January 2007. The notes are secured by
      equipment                                                               3,081,235              --

     Notes payable to a Company, unsecured, payable in monthly
      installments of $423 including interest at 12.5% through
      November 2003                                                              12,365              --

     Note payable to a Company, unsecured,
      payable in weekly installments of $1,521,
      including interest at 12% through October 2001                             63,570              --

     Notes payable to a Company, unsecured, payable in monthly
      installments of $2,260 including interest at 9% through November
      1, 2005                                                                   211,906
                                                                             ----------      ----------
     Balance Forward                                                         $5,030,444      $   48,287
                                                                             ----------      ----------

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 6 - LONG-TERM DEBT (Continued)

                                                                                2001               2000
                                                                             -----------       -----------
     Balance Forward                                                         $ 5,030,444       $    48,287

     Note payable to a Company, unsecured, payable in monthly
      installments of interest only, calculated at 9% annually, through
      the due date of the principal balance at April 30, 2002                  1,260,000                --

     Notes payable to a former stockholders with monthly payments of interest only at 10% to 10.5% annually, through the due date of
      the principal balances at July 2001, unsecured                             356,000                --

     Promissory notes to various companies; April 1, 2001, which includes interest at 12%, secured by tangible and intangible
      assets, unsecured                                                               --         3,050,000

     Note payable to an individual, due December
      20, 2001, with interest at 8%, unsecured                                   300,000                --

     Notes payable to various entities, due on
      demand, interest at 8%, unsecured                                          139,000                --

     Note payable to a Company; due on demand,
      interest at 10% due monthly, secured by
      equipment and inventory                                                    400,000           440,000

     Note payable to a Company; unsecured, due on
      demand, includes interest at 10%                                                --            87,500
                                                                             -----------       -----------
          Total long-term debt                                                 7,485,444         3,625,787

                                Less: current portion                         (2,276,222)       (3,625,787)
                                                                             -----------       -----------
                                Long-term portion                            $ 5,209,222       $        --
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
                                                            ===========

     As additional consideration for $1,612,081 of the convertible notes payable and $1,187,919 of the convertible notes payable to related parties (Note
     5), the Company granted 2,800,000 warrants valued at $2,800,000. The Company evaluated these securities in accordance with EITF 98-5 using the Black-Scholes pricing model to calculate the values of any beneficial conversion feature under the following assumptions: a risk-free interest rate of 5.12%, expected volatility of 114%, and an expected life of 16 months. As a result, the conversion feature was deemed non-beneficial and the entire amount of the notes was allocated to debt.

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

NOTE 8 - CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

     CASH FLOW INFORMATION

                                           MARCH 31,
                            ------------------------------------
                              2001          2000          1999
                            --------      --------      --------
     Interest paid          $268,352      $  2,134      $ 34,535

     Income taxes paid      $    500      $    500      $    500

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 8 - CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES (Continued)

     NON-CASH INVESTING AND FINANCING ACTIVITIES

     For the years ending March 31, 2001, 2000 and 1999, the Company incurred the following non-cash investing and financing activities.

                                                                MARCH 31,
                                             ---------------------------------------------
                                                2001              2000             1999
                                             -----------      -----------      -----------
     Capital lease obligations incurred      $        --      $        --      $    29,895
     Issuance of stock and options for
      services rendered                      $10,821,527      $ 8,345,561      $   448,547
     Issuance of stock for assets            $ 1,826,125      $   510,313      $ 1,533,000
     Increase in debt for assets             $        --      $        --      $   440,000
     Issuance of stock for debt              $ 4,039,936      $ 3,768,610      $        --
     Issuance of stock for subsidiary        $   782,500      $        --      $        --

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in one pending litigation. On November 14, 2000, the Company and its Chief Executive Officer, J. Michael Heil (Heil), were named as defendants in a complaint filed by Trimark Pictures, Inc. (Trimark). The Trimark complaint alleges that the Company and Heil breached the terms of a contract between the Company and Trimark dated February 8, 2000, by failing to register a total of 100,000 shares of the Company's restricted common stock issued to Trimark. Trimark claims substantial damages arising from the alleged breach of contract and misrepresentations, in the amount of $1,650,000.

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000

NOTE 11 - ACQUISITIONS

     In August 2000, the Company purchased several film libraries to supplement the 3-D TV operations. The film libraries were purchased to be converted to a 3-D format. The Company issued 703,250 shares of its common stock valued at $1,826,125 for the film libraries which are included in its film production costs.

NOTE 12 - GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through March 31, 2001. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

     In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has formulated a plan to raise additional funding though stock issuances and increase in debt. In addition, the Company's projected revenues from the establishment of its VisionComm subsidiary, the expansion of its cable and hotel activities, and the completion of its pending private placement with Another World, would provide sufficient capital for operations. However, management cannot provide any assurances that the Company will be successful in accomplishing any if its plans.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 13 - STOCK OPTIONS AND WARRANTS

     Prior to fiscal year 2000, the Company accounted for stock options in accordance with APB 25 "Accounting for Stock Issued to Employees". During fiscal year 2000, the Company adopted FASB Statement 123 "Accounting for Stock Based Compensation". The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model.

     STOCK OPTIONS

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


NOTE 13 - STOCK OPTIONS AND WARRANTS (Continued)

     STOCK OPTIONS (CONTINUED)

     In December 2000, the Company granted an officer and director options to acquire 600,000 shares of common stock from $0.04 to $2.00. In May 2000, the Company granted options to former employees to acquire 184,500 shares of common stock at $0.04 per share.

     A summary of the status of options at March 31, 1999, 2000 and 2001 and changes during the years ended on those dates is as follows:

                                                         1999
                                           ------------------------------
                                                              Exercise
                                             Shares             Price
                                           ----------       -------------
     Outstanding at beginning of year         517,890       $ 0.04 - 28.00
     Granted                                   16,000         0.04 - 28.00
     Exercised                               (268,703)        0.04 - 28.00
     Forfeited / Cancelled                    (63,200)       14.00 - 28.00
                                           ----------
     Outstanding at end of the year           201,987
                                           ==========

                                                         2000
                                           ------------------------------
                                                              Exercise
                                             Shares             Price
                                           ----------       -------------
     Outstanding at beginning of year         201,987       $ 0.04 - 7.00
     Granted                                2,314,717         0.04 - 28.00
     Exercised                                (87,501)        0.04
     Forfeited / Cancelled                         --         0.04 - 28.00
                                           ----------
     Outstanding at end of the year         2,429,203
                                           ==========

                                                         2001
                                           ------------------------------
                                                              Exercise
                                             Shares             Price
                                           ----------       -------------
     Outstanding at beginning of year       2,429,203       $ 0.04 - 28.00
     Granted                                  784,522         0.04 - 28.00
     Exercised                               (600,000)        0.04
     Forfeited / Cancelled                   (799,037)        0.04
                                           ----------
     Outstanding at end of the year         1,814,688
                                           ==========

     The following weighted-average assumptions for grants in fiscal years 2000 and 2001, respectively: dividend rate of 0% for all years; price volatility of 111.69% and 116.40%; risk free interest rates of 4.9% and 6.0%; and, expected lives of 2.5 years in 2000 and 3, 3.6, 5 and 10 years in 2001.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000

NOTE 13 - STOCK OPTIONS AND WARRANTS (Continued)

     WARRANTS

     The convertible debentures entered into by the Company carry warrants allowing the debtor to acquire stock. The convertible debentures of $750,000 are in $250,000 incremental units and carry warrants equal to 24,753 shares per unit. The convertible debentures of $2,000,000 are in $250,000 increments and carry warrants equal to 8,475 shares per unit.

     As part of the VisionComm, Inc. acquisition, the Company issued warrants to the sellers to purchase 2,800,000 shares of common stock at $1.00 per share. The warrants are immediately exercisable and expire in April 2002. The following assumptions were used: risk-free interest rate of 5%, 16 month expected life, 114% expected volatility, and no expected dividends. The valuation of warrants granted to unrelated parties for services were measured as of the date of the completion of the business combination, or December 30, 2000.

     The Company recognized compensation cost of $0, $4,527,087 and $3,974,631 associated with the issuance of options and warrants for the years ended March 31, 1999, 2000 and 2001, respectively.

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

     In November of 2000, the Company entered into several agreements with a Utah corporation to allow the corporation to use the Strata assets until an agreement could be reached regarding selling the assets or combining them with the corporation's assets and merging them into a separate entity with the Company obtaining an ownership in the new entity. Subsequent to year-end, the Company is still pursuing resolving this issue with the Utah corporation. The Company believes that the possibility of a new agreement not to be concluded is remote. Should a new agreement not be concluded the value of the assets would be significantly impaired. Therefore, under FASB 5 the Company feels that there is only a remote chance that the uncertainties will give rise to a contingency. The total net assets and liabilities were $752,224 and $215,146, respectively.

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000

NOTE 14 - DISCONTINUED OPERATIONS (Continued)

                                                                MARCH 31,
                                          --------------------------------------------------
                                              2001               2000               1999
                                          ------------       ------------       ------------
     NET SALES                            $    362,446       $    268,478       $    570,886
                                          ------------       ------------       ------------
     OPERATING EXPENSES
       Operating cost                        2,262,891         13,384,554            571,241
       Depreciation and amortization           236,821            480,706             40,504
                                          ------------       ------------       ------------
         Total Operating Expenses            2,499,712         13,865,260           (611,745)
                                          ------------       ------------       ------------
     LOSS BEFORE INCOME TAXES               (2,137,266)       (13,596,782)           (40,859)
                                          ------------       ------------       ------------
     INCOME TAXES                                   --                 --                 --
                                          ------------       ------------       ------------
     LOSS FROM DISCONTINUED
     OPERATIONS                           $ (2,137,266)      $(13,596,782)      $    (40,859)
                                          ============       ============       ============

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

NOTE 16 - PROVISION FOR INCOME TAXES

     The provision for income taxes for the years ended March 31, 2001 and 2000 consists of the following:

                                      Current     Deferred       Total
                                       ----         ----         ----
     Year ended March 31, 2001
          U.S. Federal                 $ --         $ --         $ --
          State and local               500           --          500
                                       ----         ----         ----
                                       $500         $ --         $500
                                       ====         ====         ====

     Year ended March 31, 2000
          U.S. Federal                 $ --         $ --         $ --
          State and local               500           --          500
                                       ----         ----         ----
                                       $500         $ --         $500
                                       ====         ====         ====

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 16 - PROVISION FOR INCOME TAXES (Continued)

     Income tax expense was $500 for each of the years ended March 31, 2001, 2000 and 1999, respectively, and differed from the amounts computed by applying the combined U.S. Federal and Utah State income tax rate of 38 percent to loss from operations before provision for income taxes and extraordinary item as a result of the following:

                                                                                2001               2000
                                                                            ------------       ------------
     Computed expected benefit                                              $ (6,624,000)      $ (7,215,000)
     State tax payable                                                               500                500
     Increase (reduction) in income taxes resulting from:
          Change in valuation allowance for deferred
            tax assets                                                         3,745,274          4,778,892
          Non-deductible expenses                                              2,878,726          2,436,108
                                                                            ------------       ------------
               Income Tax Provision                                         $        500       $        500
                                                                            ============       ============

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
                                                                            ============       ============

NOTE 17 - SUBSEQUENT EVENTS

     On March 15, 2001, the Company entered into a Master agreement as amended and restated, and then modified and restated on June 13, 2001, which contemplates a private placement to raise up to $3.5 million in return for the issuance of approximately 43,125,565 shares to the new investors, constituting a 51% equity interest in the Company on a fully diluted basis. These newly-issued shares will have registration rights customary in such issuances as set forth in the Registration Rights Agreements attached to the Proxy Statement filed on June 14, 2001 in Exhibit 99(a) as Schedule 1.3 to the Master Agreement. Under the Master Agreement, the Company can acquire control of Another World and its assets at a later date (the "Acquisition") so that the Company can benefit from its stereoscopic technologies provided the shareholders of the Company and Another World approve the transaction. The Company has not entered into any formal negotiations or discussed specific terms of this potential acquisition but have agreed that the acquisition will be consummated through the issuance of the Company's common stock in exchange for the in-kind assets of Another World. The Acquisition will be based on an independent valuation of Another World. Another World has engaged Samil-PricewaterhouseCoopers to perform such independent valuation.

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

     Financial information with respect to the reportable segments follows:

                                                                            2001
                                          -------------------------------------------------------------------------
                                           Centric         Hotel            Cable
                                          Graphical     Pay-Per-View       Channel        3-D Units        Total
                                          ---------     ------------      ---------       ---------      ----------
     Revenue from external customer         129,805         775,265              --              --         905,070
     Depreciation and amortization        1,111,171       1,029,720              --              --       2,140,891
     Operating cost                      12,970,170       1,090,211              --              --      14,060,381
     Segment loss                        13,951,536       1,344,666              --              --      15,296,202

                                                                            2000
                                          -------------------------------------------------------------------------
                                           Centric         Hotel            Cable
                                          Graphical     Pay-Per-View       Channel        3-D Units        Total
                                          ---------     ------------      ---------       ---------      ----------
     Revenue from external customer       2,154,164         411,367              --         268,478       2,834,009
     Depreciation and amortization          435,510         432,591         434,237          46,469       1,348,807
     Operating cost                       6,115,019       5,117,803       6,304,114       2,775,907      20,312,843
     Segment loss                         4,396,365       5,139,027       6,738,351       2,553,898      18,827,641

                                                                            1999
                                          -------------------------------------------------------------------------
                                           Centric         Hotel            Cable
                                          Graphical     Pay-Per-View       Channel        3-D Units        Total
                                          ---------     ------------      ---------       ---------      ----------
     Revenue from external customer         111,874              --              --         570,886         682,760
     Depreciation and amortization           39,095              --              --          40,504          79,599
     Operating cost                       4,274,999              --              --         571,241       4,846,240
     Segment loss                         4,202,220              --              --          40,859       4,243,079

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000


NOTE 20 - BUSINESS COMBINATION

     On December 30, 2000, the Company acquired all of the outstanding shares of VisionComm, Inc. (VCI), a telecommunication and cable television provider to multiple dwelling units. The total acquisition cost was $7,800,000 which consisted of the issuance of 2,500,000 shares of common stock and a note for $2,800,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $5,335,881 is being amortized over 5 years by the straight-line method.

     The acquisition has been accounted for as a purchase and results of operations of VisionComm, Inc., since the date of acquisition have not been included in the consolidated financial statements as of March 31, 2001 as VCI reports on a December 31, year end and will be included in the consolidated financial statements as of March 31, 2002.

     Also, the Company will consolidate all future results of operations based on the entities fiscal year ends as follows: consolidating quarterly results of operations of the Company for the period ending June 30, with those of VCI for the period ending March 31; September 30, with those of VCI for the period ending June 30; and, December 31, with those of VCI for the period ending September 30.

     Unaudited pro forma consolidated results of operations for the years ended March 31, 2001 and 2000 as though Vision.Comm had been acquired as of April 1, 1999 follow:

                             2001                2000
                         ------------       ------------
     Sales               $  3,580,705       $  5,764,558)
     Net loss             (18,471,947)       (19,730,923)
     Loss per share             (1.58)             (3.25)

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

DIRECTORS

                                                 FIRST        SHARES OF COMMON       PERCENTAGE OF
NAME AND PRINCIPAL OCCUPATION                    BECAME A     STOCK                  COMMON STOCK
OR EMPLOYMENT                            AGE     DIRECTOR     BENEFICIALLY OWNED     OUTSTANDING
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

                                                                                          SECURITIES
NAME AND PRINCIPAL                                                   RESTRICTED STOCK     UNDERLYING
POSITION              FISCAL YEAR     SALARY ($)       BONUS ($)         AWARD(S)          OPTIONS
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

                          TOTAL       PERCENTAGE OF TOTAL       TOTAL      EXERCISE
NAME/POSITION            OPTIONS     GRANTED TO EMPLOYEES      OPTIONS       PRICE       EXPIRATION
POSITION                 GRANTED       IN FISCAL YEAR           VESTED     ($/SHARE)        DATE
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

                                                          NO. OF SECURITIES
                           SHARES                            UNDERLYING               VALUE OF UNEXERCISED IN-
                          ACQUIRED        VALUE          UNEXERCISED OPTIONS          THE-MONEY OPTIONS AT
                         ON EXERCISE    REALIZED            AT FY-END (#)                 FY-END ($)
NAME                         (#)           ($)         EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
---------------          -----------    --------       -----------------------      --------------------------
J. Michael Heil             125,000     $166,875           150,000 / 0                  $0 / $0
D. Alan Hunter               25,000     $ 33,375                 0 / 0                  $0 / $0
Chandos Mahon               100,000     $ 22,000                 0 / 500,000            $0 / $0


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

                                    AMOUNT AND NATURE OF    PERCENTAGE OF
NAME                                BENEFICIAL OWNERSHIP        CLASS
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

  10.1         SETTLEMENT AGREEMENT NATIONAL FINANCIAL*

  10.2         AMENDED SETTLEMENT AGREEMENT BH PRODUCTIONS*

  10.3         PROMISSORY NOTE I-O DISPLAY SYSTEMS*

  10.4         SETTLEMENT AGREEMENT PROGRAMMING SERVICES, INC.*

  10.5         ACADEMY ENTERTAINMENT SETTLEMENT*

  10.6         Amended and Restated Master Agreement between the Company and
               Another World Inc. dated June 13, 2001. (Incorporated by reference from Schedule 14A filed by the Company with the Commission on June
               14, 2001).


* Previously filed with the Commission as an exhibit to the Company's 10-KSB for the fiscal year ended March 31, 2001 filed with the Commission July 11, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHEQUEMATE INTERNATIONAL, INC.

February 8, 2002                       /s/ Chandos Mahon
                                       ----------------------------------
                                       CHANDOS MAHON
                                       PRESIDENT, CEO AND CFO


Date: February 8, 2002

By /s/ William Brinkmeier
------------------------------------
William Brinkmeier, Director Date: February 8, 2002

By /s/ In Q Lee
------------------------------------
In Q Lee, Director Date: February 8, 2002

By /s/ Chandos Mahon
-------------------------------------
Chandos Mahon, Director, President, CEO, CFO Date: February 8, 2002

By /s/ Thomas Nix
------------------------------------
Thomas Nix, Director Date: February 8, 2002

By /s/ Philmoon Seong
------------------------------------
Philmoon Seong, Director Date: February 8, 2002