Form 10QSB/A
period 2001-09-30
CHEQUEMATE INTERNATIONAL INC
filed 2002-02-08
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

On November 11, 2001, Chequemate International, Inc., a Utah corporation (the Company), filed a Quarterly Report on 10-QSB for the fiscal quarter ended September 30, 2001. The Company is filing this Amendment No.1 in order to expand and clarify certain information contained in Management's Discussion and Analysis and the notes to the financial statements. The information contained in this Amendment No. 1 is current as of September 30, 2001.

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

64,702,640 Shares of Common Stock as of September 30, 2001.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

                         CHEQUEMATE INTERNATIONAL, INC.
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

      PART I.  FINANCIAL INFORMATION

            ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS                           3

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS                        19

                        LIQUIDITY AND CAPITAL RESOURCES                            24

      PART II. OTHER INFORMATION

            ITEM 1.     LEGAL PROCEEDINGS                                          25

            ITEM 2.     CHANGES IN SECURITIES                                      26

            ITEM 3.     SIGNIFICANT TRANSACTIONS                                   27

            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        28

            ITEM 5.     EXHIBITS AND REPORTS ON FORM 8-K                           28


                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                               (DBA C3-D DIGITAL)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2001 AND MARCH 31, 2001

                                 C O N T E N T S

Consolidated Balance Sheets ................................      3

Consolidated Statements of Operations ......................      5

Consolidated Statements of Cash Flows ......................      6

Notes to Consolidated Financial Statements .................      7

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                           Consolidated Balance Sheets


                                     ASSETS

                                                          September 30,      March 31,
                                                              2001             2001
                                                          -------------     -----------
                                                           (Unaudited)
CURRENT ASSETS
  Cash                                                     $ 1,945,014      $    20,328
  Accounts receivable - net of allowances of $277,175
   and $231,217, respectively                                  588,167          615,337
  Note receivable - related party                              251,376               --
  Employee advances                                              6,500           11,700
  Inventory (Note 2)                                           683,155          698,379
  Prepaid expenses                                              19,934           20,893
                                                           -----------      -----------
     Total Current Assets                                    3,494,146        1,366,637
                                                           -----------      -----------
PROPERTY AND EQUIPMENT                                       1,789,142        2,229,321
                                                           -----------      -----------
OTHER ASSETS
  Net assets of discontinued operations                        752,224          752,224
  Goodwill                                                   4,802,293        5,335,881
  Notes receivable                                                  --           35,178
  Movie production cost and product rights (net)             3,097,839        3,664,586
  Refundable deposits                                           15,200            3,986
  Investments                                                       --           84,000
                                                           -----------      -----------
     Total Other Assets                                      8,667,556        9,875,855
                                                           -----------      -----------
     TOTAL ASSETS                                          $13,950,844      $13,471,813
                                                           ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           September 30,       March 31,
                                                               2001              2001
                                                           ------------       ------------
                                                            (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                        $  1,368,807       $  1,418,541
   Accrued expenses                                             999,982          1,694,691
   Income tax payable                                               500                500
   Accrued interest payable                                     382,016            133,176
   Current portion long-term debt (Note 4)                    3,659,815          2,276,222
   Current portion - related party (Note 3)                   1,576,770                 --
   Deferred income                                               88,494             93,765
                                                           ------------       ------------
     Total Current Liabilities                                8,076,384          5,616,895
                                                           ------------       ------------
LONG-TERM LIABILITIES
   Long-term debt - related party (Note 3)                           --          1,187,919
   Long-term debt (Note 4)                                    2,818,649          5,209,222
                                                           ------------       ------------
     Total Long-Term Liabilities                              2,818,649          6,397,141
                                                           ------------       ------------
     Total Liabilities                                       10,895,033         12,014,036
                                                           ------------       ------------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 64,702,640 and 20,686,192 shares
   outstanding, respectively                                      6,470              2,068
  Capital in excess of par                                   61,697,853         57,169,680
  Stock subscription receivable                                (250,000)                --
  Stock issuance cost                                          (193,037)                --
  Accumulated deficit                                       (58,205,475)       (55,713,971)
                                                           ------------       ------------
     Total Stockholders' Equity (Deficit)                     3,055,811          1,457,777
                                                           ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                           $ 13,950,844       $ 13,471,813
                                                           ============       ============

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       For the                             For the
                                                 Three Months Ended                   Six Months Ended
                                                    September 30,                        September 30,
                                          -------------------------------       -------------------------------
                                              2001               2000               2001               2000
                                          ------------       ------------       ------------       ------------
REVENUES                                  $    721,573       $  2,112,771       $  1,454,005       $  2,230,480

COST OF SALES                                  436,778          1,025,119            825,764          1,389,531
                                          ------------       ------------       ------------       ------------
GROSS PROFIT (LOSS)                            284,795          1,087,652            628,241            840,949
                                          ------------       ------------       ------------       ------------
EXPENSES
   Depreciation and amortization               685,487             71,033          1,375,658            376,172
   Bad debt expense                              9,299                 --             22,141                 --
   Selling expenses                                 --            848,265                 --          1,102,893
   General and administrative                  346,221            652,393          1,281,410          5,846,611
                                          ------------       ------------       ------------       ------------
     Total Expenses                          1,041,007          1,571,691          2,679,209          7,325,676
                                          ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE)
   Other income                                 16,387             19,513             99,287             19,513
   Interest income                              10,765             14,797             10,844             15,341
   Loss on sale of assets                     (113,727)                --           (113,727)                --
   Interest expense                           (209,840)          (332,184)          (436,940)          (441,260)
                                          ------------       ------------       ------------       ------------
     Net Other Expense                        (296,415)          (297,874)          (440,536)          (406,406)
                                          ------------       ------------       ------------       ------------
NET (LOSS) BEFORE INCOME TAXES              (1,052,657)          (781,913)        (2,491,504)        (6,891,133)

INCOME TAX PROVISION                                --                 --                 --                 --
                                          ------------       ------------       ------------       ------------
NET (LOSS) FROM OPERATIONS                  (1,052,627)          (781,913)        (2,491,504)        (6,891,133)

DISCONTINUED OPERATIONS                             --           (595,796)                --           (599,710)
                                          ------------       ------------       ------------       ------------
NET (LOSS)                                $ (1,052,627)      $ (1,377,709)      $ (2,491,504)      $ (7,490,843)
                                          ============       ============       ============       ============
BASIC (LOSS) PER SHARE
   Continued operations                   $      (0.02)      $      (0.08)      $      (0.06)      $      (0.71)
   Discontinued operations                       (0.00)             (0.06)             (0.00)             (0.06)
                                          ------------       ------------       ------------       ------------
                                          $      (0.02)      $      (0.14)      $      (0.06)      $      (0.77)
                                          ============       ============       ============       ============
AVERAGE NUMBER OF SHARES OUTSTANDING        53,221,775          9,713,075         44,697,440          9,713,075
                                          ============       ============       ============       ============

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               For the
                                                                           Six Months Ended
                                                                             September 30,
                                                                    -----------------------------
                                                                       2001               2000
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                       $(2,491,504)      $(7,490,843)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                    1,375,658           686,488
     Bad debt expense                                                    22,141            50,000
     Common stock and options issued for interest and services               --         6,190,075
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivables                         27,170           (39,078)
     (Increase) decrease in related party receivables                  (216,198)               --
     (Increase) decrease in inventory                                    15,224           313,748
     (Increase) decrease in prepaid expense                                 959           (88,971)
     (Increase) decrease in deposits                                     (6,014)          (45,707)
     Increase (decrease) in accounts payable                            (49,734)         (463,030)
     Increase (decrease) in accrued expenses                           (547,057)          476,834
     Increase (decrease) in accrued interest                            254,376          (205,000)
                                                                    -----------       -----------
       Net Cash (Used) by Operating Activities                       (1,614,979)         (615,484)
                                                                    -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of assets                                          39,665                --
   Purchase of fixed assets and movie rights                                 --          (238,465)
                                                                    -----------       -----------
       Net Cash Provided (Used) by Investing Activities                  39,665          (238,465)
                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock                                         3,500,000                --
   Proceeds from debt                                                        --           849,000
                                                                    -----------       -----------
       Net Cash Provided by Financing Activities                      3,500,000           849,000
                                                                    -----------       -----------
NET INCREASE (DECREASE) IN CASH                                       1,924,686            (4,949)

CASH AT BEGINNING OF PERIOD                                              20,328            49,815
                                                                    -----------       -----------
CASH AT END OF PERIOD                                               $ 1,945,014       $    44,866
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

     In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for three and six month periods ended September 30, 2001 and 2000, (b) the consolidated financial position at September 30, 2001, and (c) the consolidated statements of cash flows for the six month periods ended September 30, 2001 and 2000. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2001. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

     REVENUE RECOGNITION

     Revenue is recognized on an accrual basis upon delivery of the software or product, or as customers view pay-per-view items. Revenue consists of software sales, product sales, license fees, and monthly hotel pay-per-view fees. Revenues from coin calls and non-coin calls are recognized as calls are made. Revenues from cable are recognized in the period the service has been provided.

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

                                                      For The
                                                 Six Months Ended
                                                   September 30,
                                          -----------------------------
                                             2001               2000
                                          -----------       -----------
Numerator:
        Net (loss) from operations        $(2,491,504)      $(6,891,133)
        Discontinued operations           $        --       $  (599,710)

Denominator (weighted average number
  of shares outstanding)                   44,697,440         9,713,075

Basic (loss) per share
        Net (loss) from operations        $     (0.06)      $     (0.71)
        Discontinued operations           $        --       $     (0.06)
                                          -----------       -----------

                                          $     (0.06)      $     (0.77)
                                          ===========       ===========

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

     During July 2000, the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 00-2 "Accounting by Producers or Distributors of Films" (SOP 00-2). SOP 00-2 is effective for fiscal years beginning after December 15, 2000 with the initial impact of adoption being reported as the cumulative effect of an accounting change. SOP 00-2 applies to all types of films and to all producers and distributors owning or holding rights to distribute or exploit them and specifically addresses revenue recognition, costs and expenses and required disclosures.

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

     SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                      September 30, 2001 and March 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     CHANGE IN ACCOUNTING PRINCIPLES (CONTINUED)

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

     LONG-LIVED ASSETS

     In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill acquired as part of business combinations is also evaluated continuously per ABP No. 17, "Intangible Assets", for the need for adjustments to useful life and reductions in unamortized costs. Any changes in estimated useful life are recorded prospectively and any impairment adjustments are recorded as expense in the period the impairment occurs. The amount of any impairment considered necessary would be determined by comparing the book value of the net assets in the applicable line of business to fair value using methods such as the present-value of estimated future cash flows, sale value or other valuation methodologies available at the time, depending on the stage of development of the line of business and the Company's intentions at the time an impairment adjustment were considered necessary.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                      September 30, 2001 and March 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - INVENTORY

                        September 30,  March 31,
                            2001         2001
                        -------------  --------
                        (Unaudited)
     Finished goods      $683,155      $698,379
     WIP                       --            --
     Raw goods                 --            --
                         --------      --------
                         $683,155      $698,379
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

NOTE 3 - RELATED PARTIES

     Notes payable to related parties as of September 30, 2001 and March 31, 2001 are detailed in the following summary:

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                      September 30, 2001 and March 31, 2001


NOTE 3 - RELATED PARTIES (Continued)

                                                                              September 30,      March 31,
                                                                                 2001               2001
                                                                              -------------     ----------
                                                                              (Unaudited)
     Convertible notes payable to officers and directors, in connection with the acquisition of VisionComm, with an interest rate of 8%, convertible at anytime prior to April 30, 2002 at the option of the note holder at a price of $3.50 per share or at the option of the Company if shares of the Company's common stock are trading at a price greater than $7.00 per share for a period of sixty
        (60) trading days, accrued interest of $24,022, due
        April 30, 2002, unsecured                                               1,187,919       1,187,919

     Notes payable to a former stockholders with monthly payments of interest only at 10% to 10.5% annually, through the due date of
        the principal balances at July 2001, unsecured                            388,851              --
                                                                               ----------      ----------
            Total related party notes payable                                   1,576,770       1,187,919

            Less: current portion                                               1,576,770              --
                                                                               ----------      ----------
            Long-term portion                                                  $       --      $1,187,919
                                                                               ==========      ==========
     Maturities of the related party notes payable are as follows:

                             Period ending September 30,                             2002      $1,576,770
                                                                                     2003              --
                                                                                               ----------
                             Total                                                             $1,576,770
                                                                                               ==========

NOTE 4 - LONG-TERM DEBT

     Notes payable as of September 30, 2001 and March 31, 2001 are detailed in the following summary:

                                                          September 30,  March 31,
                                                              2001         2001
                                                          -------------  ---------
                                                          (Unaudited)
     Note payable to a company; due in monthly
        installments of $3,244 which includes interest
        at 8%; due on demand, unsecured                     $49,287      $49,287
                                                            -------      -------
     Balance Forward                                        $49,287      $49,287
                                                            -------      -------

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                      September 30, 2001 and March 31, 2001


NOTE 4 - LONG-TERM DEBT (Continued)

                                                                            September 30,       March 31,
                                                                                2001               2001
                                                                            -------------      ----------
                                                                            (Unaudited)
     Balance Forward                                                           $   49,287      $   49,287

     Convertible notes payable to various individuals In connection with the acquisition of VisionComm with an interest rate of 8%, convertible at anytime prior to April 30, 2002, at the option of the note holder at a price of $3.50 per share or at the option of the Company if shares of the Company's common stock are trading at a price greater than $7.00 per share for a period of sixty
        (60) Days, accrued interest of $32,600 due April 30, 2002,
        unsecured                                                               1,612,081       1,612,081

     Notes payable to a Company with monthly payments ranging from $450 to $17,931 and quarterly payments up to $42,099, with interest rates ranging from 12% to 14%, with maturities at various dates
        through January 2007.  The notes are secured by equipment               2,909,697       3,081,235

     Notes payable to a Company, unsecured, payable in monthly
        installments of $423, including interest at 12.5% through
        November 2003, unsecured                                                   10,550          12,365

     Note payable to a Company, unsecured,
        payable in weekly installments of $1,521,
        including interest at 12% through October 2001                                 --          63,570

     Notes payable to a Company, unsecured, payable
        in monthly installments of $2,260 including
        interest at 9% through November  1, 2005                                  193,994         211,906

     Note payable to a Company, unsecured, payable in monthly
        installments of interest only, calculated at 9% annually, through
        the due date of the principal balance at April 30, 2002                 1,260,000       1,260,000

     Notes payable to a former stockholders with
        monthly payments of interest only at 10% to
        10.5% annually, through the due date of the
        principal balances at July 2001, unsecured                                     --         356,000

     Note payable to an individual, due December
        20, 2001, with interest at 8%, unsecured                                  300,000         300,000
                                                                               ----------      ----------
     Balance Forward                                                           $6,335,609      $6,946,444
                                                                               ----------      ----------

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                      September 30, 2001 and March 31, 2001


NOTE 4 - LONG-TERM DEBT (Continued)


                                                                          September 30,       March 31,
                                                                              2001              2001
                                                                          -------------      -----------
                                                                            (Unaudited)
      Balance Forward                                                      $ 6,335,609       $ 6,946,444

      Notes payable to various entities, due on
         demand, interest at 8%                                                142,855           139,000

      Note payable to a company; due on demand,
         interest at 10% due monthly, secured by
         equipment and inventory                                                    --           400,000
                                                                           -----------       -----------
             Total long-term debt                                            6,478,464         7,485,444

             Less: current portion                                          (3,659,815)       (2,276,222)
                                                                           -----------       -----------
             Long-term portion$                                              2,818,649       $ 5,209,222
                                                                           ===========       ===========
     Maturities of long-term debt are summarized below:

               Period ending September 30, 2002                                              $ 3,659,815
                                           2003                                                1,587,227
                                           2004                                                  466,176
                                           2005                                                  359,120
                                           2006 and thereafter                                   406,126
                                                                                             -----------
                                           Total                                             $ 6,478,464
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

NOTE 5 - LEASES

     At September 30, 2001, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                             Operating
                                               Leases
                                             ---------
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
                                             =========

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                      September 30, 2001 and March 31, 2001


NOTE 5 - LEASES (Continued)

     Rental expense for the three months ended September 30, 2001 and the year ended March 31, 2001 amounted to $95,386 and $421,098, respectively.

NOTE 6 - CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

     CASH FLOW INFORMATION

                               September 30,      March 31,
                                   2001             2001
                               -------------      --------
                               (Unaudited)
     Interest paid                $ --            $268,352

     Income taxes paid            $ --            $    500

     NON-CASH INVESTING AND FINANCING ACTIVITIES

     For the six months ended September 30, 2001 and the year ended March 31, 2001, the Company incurred the following non-cash investing and financing activities.

                                                                   September 30,            March 31,
                                                                       2001                    2001
                                                                   -------------           -----------
                                                                    (Unaudited)
     Issuance of stock and options for services rendered            $    52,035            $10,821,527
     Issuance of stock for assets                                   $        --            $ 2,800,000
     Issuance of stock for debt                                     $    71,260            $ 4,039,936
     Issuance of stock for subsidiary                               $        --            $   782,500

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                      September 30, 2001 and March 31, 2001


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

     On July 31, 2001, the shareholders of the Company ratified and approved the "Settlement and Issuance of Shares" to VisionComm (Settlement). The Settlement was in relation to the Amended Stock Purchase and Sales Agreement (Agreement) with VisionComm consummated December 30, 2000 whereby the shareholders of VisionComm received convertible notes payable in the aggregate amount of $2,800,000, convertible into shares of the Company's common stock at $1.00 per share. The Settlement provides for a waiver and release by which the shareholders of VisionComm waived all of their rights under the Agreement and cancelled the convertible notes in return for receiving 10,300,000 additional shares of the Company's common stock. These shares will not be included in the total outstanding shares and convertible notes will continue to be shown as long-term debt until the actual issuance of these shares.

NOTE 12 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through September 30, 2001. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

     In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has formulated a plan to raise additional funding through stock issuances and increase in debt. In addition, management believes the Company's projected revenues from the establishment of its VisionComm subsidiary and its hotel activities along with $3,500,000 in funding received through a private placement of its common stock will would provide sufficient capital for operations. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                      September 30, 2001 and March 31, 2001

NOTE 13 - LOSS FROM DISCONTINUED OPERATIONS

     During the fiscal year ended March 31, 2001, the Company ceased operation of its cable channel and 3-D unit segments. The following is a summary of the loss from discontinued operations resulting from the elimination of these operations. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

     The following is a summary of the loss from discontinued operations:

                                                For the
                                            Six Months Ended
                                              September 30,
                                       -------------------------
                                          2001           2000
                                       -----------   -----------
                                       (Unaudited)   (Unaudited)
     REVENUES                             $  --      $ 402,876
     COST OF SALES                           --         39,489
                                          -----      ---------
     GROSS MARGIN                            --        363,387
                                          -----      ---------
     EXPENSES
       Depreciation and amortization         --         40,198
       Bad debt expense                      --             --
       Selling expenses                      --        676,538
       General and administrative            --        247,014
                                          -----      ---------
          Total Expenses                     --        963,750
                                          -----      ---------
     OTHER INCOME (EXPENSE)
       Other income                          --            653
       Interest income                       --             --
       Loss on sale of assets                --             --
       Interest expense                      --             --
                                          -----      ---------
          Net Other Income                   --            653
                                          -----      ---------
     NET (LOSS) BEFORE INCOME TAXES          --       (599,710)

     INCOME TAX PROVISION                    --             --
                                          -----      ---------
     NET (LOSS) FROM OPERATIONS           $  --      $(599,710)
                                          =====      =========
     DISCONTINUED OPERATIONS                 --             --
                                          -----      ---------
     NET LOSS                             $  --      $(599,710)
                                          =====      =========

                                 PART I - ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form10-QSB and our audited Consolidated Financial Statements and the Notes thereto included in our Form 10-KSB for the year ended March 31, 2001.

OVERVIEW

The "Company" or "Chequemate International, Inc." doing business as C-3D Digital, Inc. includes; C-3D Digital - a division selling and marketing 3D products developed by Another World, Inc. including 3D technology for converting 2D content to 3D content for film, television and computer applications; VisionComm, Inc. - a wholly owned cable subsidiary; and Hotel Movie Network - a division of Chequemate International, Inc. that delivers direct digital television services to hotel rooms.

Hotel Movie Network (HMN) accounted for $408,438, or approximately 28%, of our revenues reported on the Consolidated Statement of Operations for the six months ended September 30, 2001. VisionComm's revenues were $998,836 or 69% and the remaining $46,731 or 3% of revenues were generated by miscellaneous sales of C-3D Digital. During the next twelve months we expect a major shift in the amount and percentage that C-3D Digital will contribute to our revenues as we begin selling the 3D products developed by Another World, Inc. It is difficult to forecast the exact percentage, but we believe that C-3D will account for over fifty percent of our revenues on a going forward basis, while Hotel Movie Network and VisionComm's revenues are expected to grow slightly in dollar volume.

Our auditors have issued a going concern opinion in regard to our audited consolidated financial statements as of March 31, 2001. We continue to be dependent on investment capital to fund our operations. We plan to significantly reduce our debt by continuing to negotiate stock settlements with our creditors to satisfy outstanding obligations. As described below, on August 10, 2001 we raised $3,500,000 through the issuance of common stock to the shareholders of Another World, Inc. We believe revenues from the expansion of the VisionComm, Inc. subsidiary and the Hotel Movie Network division combined with new capital invested in our company will provide sufficient resources for operations.

                                CHANGE IN CONTROL


On August 10, 2001, Chequemate International, Inc. (the "Company") underwent a change in control (the "Change in Control") when the Company issued (the "Issuance") 38,504,275 shares (the "Shares") of newly issued common stock, constituting a 51% percent equity interest in the common stock of the Company, to forty-three new investors (the "New Investors") in return for $3.5 million, or approximately $.09 per share.


The Company received shareholder approval for the Issuance and Change in Control on July 31, 2001 at a special meeting of the Company's shareholders (the "Special Meeting"). Out of the total votes of 16,709,034 cast at the Special Meeting, 16,552,347 votes were cast For the Issuance and Change in Control, 43,045 votes cast Against, and 113,642 votes cast Abstained.


The Issuance was conducted by a private placement under Regulation S of the Securities Act of 1933, as amended ("Securities Act"). Regulation S allows issuers such as the Company to issue securities to non-U.S. persons without a registration statement. The New Investors are "non-U.S. Persons" as that term is defined in Regulation S of the Securities Act.


Most of the New Investors are shareholders of Another World Inc., a company established under the laws of the Republic of Korea ("Another World"). Another World is a research and technology company based in the Republic of Korea, and a leading provider of true stereoscopic 3D imaging solutions.


The New Investors who have overlapping ownership in Another World together own most of the 38,504,275 shares. The following New Investors own at least 5% of the equity of the Company as a result of the Issuance. Phil Moon Seong owns approximately 11.9% of the equity of the Company. Mr. Seong is the chairman of Another World. TeraSource Venture Capital, Ltd. ("TeraSource") owns approximately 10% of the equity of the Company. TeraSource Venture Capital, Ltd. is one of the leading venture capital firms in Korea. KDP Capital ("KDB"), one of the leading Korean venture capital firms, will own up to 5.6% of the equity of the Company. The New Investors, to the extent that they act together may determine our future direction as the Issuance of the Shares will result in a change of control in our ownership.

                                   ACQUISITION

In December 2000, we purchased 100% of VisionComm, Inc. a St. Louis, Missouri based cable television and pay-telephone company. VisionComm, Inc., acquired via the purchase method of accounting, operates on a calendar year end and accordingly the operations for the six months ending June 30, 2001 of VisionComm are included in our Consolidated Statements of Operations as of September 30, 2001 as well as the balance sheet of VisionComm as of June 30, 2001 is included in our Consolidated Balance Sheet as of September 30, 2001.

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


RESULTS OF OPERATIONS

       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Sales for the six months ended September 30, 2001 were $1,454,005 compared to $2,230,480 for the same period in 2000, a decrease of $776,476 or 35 percent. Cost of good sold decreased by $563,767 or 41 percent to $825,764 for the six months ended September 30, 2001 compared to $1,389,531 for the six months ended September 30, 2000. Gross Profit Margin was $628,241 or 43 percent and
$840,949 or 38 percent for the six months ended September 30, 2001 and 2000, respectively.

Operating expenses include primarily depreciation and amortization expenses and general and administrative expenses. Depreciation and amortization expense for the six months ended September 30, 2001 was $1,375,658 compared to $376,172 in the same period of 2000. The increase is due to the amortization of the goodwill recorded on the purchase of VisionComm. General and administrative expenses were $1,281,410 or 88 percent of sales for the six months ended September 30, 2001 and $5,846,611 or 262 percent of sales for the same period in 2000, resulting in a decrease of $4,565,201 or 78 percent.

     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Sales for the three months ended September 30, 2001 were $721,573 compared to $2,112,771 for the same period in 2000, resulting in a decrease of $1,391,198 or 66 percent. Cost of goods sold for the three months ended September 30, 2001 was $436,778 or 61 percent of sales, compared to $1,025,119 or 49 percent of sales for 2000. The Company sold its 3D television products in 2000 at a loss in an unsuccessful attempt to create a greater demand and market presence. Gross Profit Margin was $284,795 or 39 percent and $1,087,652 or 51 percent for the three months ended September 30, 2001 and 2000, respectively.

Operating expenses include primarily depreciation and amortization expenses and general and administrative expenses. Depreciation and amortization expenses for the three months ended September 30, 2001 was $685,487 compared to $70,033 in the same period of 2000. As noted above, the increase is due to the amortization of the goodwill recorded on the purchase of VisionComm. General and administrative expenses were $346,221 or 48% of sales, for the three months ended September 30, 2001 and $652,393 or 31% of sales for the same period in 2000, resulting in a decrease of $306,172 or 47%.

                                 CURRENT ASSETS

Current assets increased by $2,127,509 from March 31, 2001 to September 30, 2001. The increase is primarily due to the infusion of cash from Another World, Inc.


                                                           September 30,     March 31,
                                                                   2001         2001
                                                           -------------    ----------
 Cash                                                         $1,945,014    $   20,328
 Accounts receivable - net of allowances of $277,175
   and $231,217  respectively                                    588,167       615,337
 Note Receivable - Related Party                                 251,376             -
 Employee Advances                                                 6,500        11,700
 Inventory                                                       683,155       698,379
 Prepaid expenses                                                 19,934        20,893
                                                              ----------    ----------
Total Current Assets                                          $3,494,146    $1,366,637
                                                              ==========    ==========


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

                              September 30,   March 31,
                                      2001       2001
                              -------------   ---------
Accounts Receivable, net
     Hotel Movie Network           $ 83,505   $ 93,715
     VisionComm, Inc.               504,663    521,622
                                   --------   --------
Total Account Receivable           $588,168   $615,337
                                   ========   ========

Hotel Movie Network inventory is units placed in the hotels for the pay per view and free- to- guest movies and on hand inventory in the warehouse ready for deployment. VisionComm's inventory consists of receivers, cable boxes, cable and connectors to install additional units at new and existing properties.



                             September 30,    March 31,
                                     2001         2001
                             -------------    ---------
 Inventory
     Hotel Movie Network          $605,413    $620,637
     VisionComm, Inc.               77,742      77,742
                                  --------    --------
Total Inventory                   $683,155    $698,379
                                  ========    ========

                             PROPERTY AND EQUIPMENT


                                                                                          Net Book Value
                                                                              ------------------------------------
                                                                 Accumulated      September 30,          March 31,
                                                 Cost           Depreciation              2001              2001
                                     ------------------   ------------------  -----------------  -----------------
Office furniture and fixtures        $         147,003    $           82,279  $          64,724  $          91,737
Machinery and equipment                      1,209,264               655,609            553,655            533,263
Hotel pay-per-view equipment                   470,313               258,673            211,640            258,672
Telephone and fixtures                       1,659,608               727,490            932,118          1,325,788
Leasehold improvements                          29,774                 2,769             27,005             19,861
                                     ------------------   ------------------  -----------------  -----------------
                  Total              $       3,515,962    $        1,726,820  $       1,789,142  $       2,229,321
                                     ==================   ==================  =================  =================


The decrease of $440,178 in Net Book Value between September 30, 2001 and March 31, 2001 is due to the write-off of the net assets of discontinued operations of $279,793 and the increase in accumulated depreciation for the current six months' ended September 30, 2001 of $176,091 netted against purchases of $15,706.

                                  OTHER ASSETS

Total other assets decreased $1,208,300 between September 30, 2001 and March 31, 2001 due mainly to the amortization of Goodwill of $533,588 and Movie production costs and product rights of $566,748 and a decrease in investments of $84,000.


                                                     September 30,           March 31,
                                                              2001                2001
                                                  ----------------    ----------------
Net assets of discontinued operations             $        752,224    $        752,224
Goodwill                                                 4,802,293           5,335,881
Notes receivable                                                 -              35,178
Movie production costs and product rights                3,097,839           3,664,586
Refundable deposits                                         15,200               3,986
Investments                                                      -              84,000
                                                  ----------------    ----------------
     Total Other Assets                           $      8,667,556    $      9,875,855
                                                  ================    ================


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

Movie Production and Product Rights


                                                                                   Net Book Value
                                                                            September 30,     March 31,
                                  Term          Cost    Amortization              2001          2001
                            -----------   ----------   -------------     ---------------------------
Product rights              4-5 years     $3,094,045      $2,441,548     $  652,497       $2,289,230
Contract/movie rights       2-5 years        324,559         294,537         30,022          259,029
Production Cost             5 years        2,725,725       1,173,519      1,552,206        1,734,819
Cable production            10 years       1,326,386         463,272        863,114          967,865
                                          ----------      ----------     ----------       ----------
                                          $7,470,715      $4,372,876     $3,097,839       $3,664,586
                                          ==========      ==========     ==========       ==========

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

                               CURRENT LIABILITIES

Total current liabilities increased by $2,459,489 between September 30, 2001 and March 31, 2001 due primarily to an increase of $2,960,363 of current maturities of our long-term debt. $2,800,000 of this current liability related to the VisionComm acquisition and was subsequently converted to common stock. This increase in current liabilities was offset by a net reduction in Accrued Expenses of $694,709 due to cash payments of debt and common stock issued in lieu of cash to settle the outstanding liabilities.


                                                     September 30,     March 31,
                                                              2001          2001
                                                     -------------    ----------
Accounts payable                                        $1,368,807    $1,418,541
Accrued expenses                                           999,982     1,694,691
Income tax payable                                             500           500
Accrued interest payable                                   382,016       133,176
Current portion long-term debt                           3,659,815     2,276,222
Current portion long-term debt - related party           1,576,770             -
Deferred Income                                             88,494        93,765
                                                        ----------    ----------
                 Total Current Liabilities              $8,076,384    $5,616,895
                                                        ==========    ==========


                              LONG-TERM LIABILITIES

Long-term debt decreased by $3,578,492 during the period between March 31, 2001 and September 30, 2001 due to $2,459,489 being transferred to the current liabilities portion and $1,119,003 being converted to common stock. Total current and long-term debt due to the VisionComm acquisition at September 30, 2001 was $6,969,697. As mentioned above, $2,800,000 of this debt was subsequently converted to common stock.


                         STOCKHOLDERS' EQUITY (DEFICIT)

Our shareholder's equity increased during the period between September 30, 2001 and March 31, 2001 by $1,598,034 due to new capital invested in our company exceeding our current six month period loss. During the six months' ended September 30, 2001 we incurred a loss of $(2,491,504) and we have incurred losses from our inception through September 30, 2001 of $(58,205,475). We do not have an established source of revenues sufficient to cover operating costs and, accordingly, there is substantial doubt about our ability to continue as a going concern.

During the six months' ended September 30, 2001 we raised $4,528,173 of capital by issuing 38,504,275 additional shares of our common stock for $3,500,000 cash and 5,512,073 shares for services, payroll and settlement of debt

On March 15, 2001, the Company entered into a Master agreement as amended and restated, then modified and restated on June 13, 2001, and approved by the shareholders for a private placement to raise $3.5 million in return for the issuance of 38,504,275 shares to the new investors, constituting a 51% equity interest in the Company on a fully diluted basis. These newly-issued shares have registration rights customary in such issuances as set forth in the Registration Rights Agreements attached to the Proxy Statement filed on June 14, 2001 in
Exhibit 99(a) as Schedule 1.3 to the Master Agreement. Under the Master Agreement, the Company can acquire control of Another World and its assets at a later date (the Acquisition) so that they Company can benefit from its stereoscopic technologies. The Acquisition will be based on an independent valuation of Another World. Another World has engaged Samil-PricewaterhouseCoopers to perform the independent valuation.


                                                              September 30,          March 31,
                                                                      2001               2001
                                                              ------------        ------------
Common stock, $0.0001 par value, 500,000,000 shares
 authorized, 64,702,640 and 20,686,192 shares
 outstanding at September 30 and March 31, respectively       $      6,470        $      2,068
Capital in excess of par                                        61,697,853          57,169,680
Stock subscription receivable                                     (250,000)                  -
Stock issuance cost                                               (193,037)                  -
Accumulated deficit                                            (58,205,475)        (55,713,971)
                                                              ------------        ------------
   Total Stockholders' Equity                                 $  3,055,811        $  1,457,777
                                                              ============        ============


LIQUIDITY AND CAPITAL RESOURCES

We currently have a net negative working capital of $4,582,238 due mainly to accounts payable of $1,368,807, accrued expenses of $999,982 and current portion of long-term debt of $5,236,585 which we plan on significantly reducing via settlement negotiations and issuance of common stock in lieu of cash.

On July 31, 2001 our shareholders approved the issuance of 38,504,275 of our common shares to the shareholders of Another World, Inc., a Korean-based, 3D technology company, for approximately $3,500,000. This infusion of cash will enable us to expand our cable and hotel movie network operations as well as reduce our current accounts payable and accrued liabilities and develop a sales and marketing team to roll out the Another World, Inc. 3D products.

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

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through September 30, 2001. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has formulated a plan to raise additional funding though stock issuances and increase in debt. In addition, management believes the Company's projected revenues from the establishment of its VisionComm subsidiary and its hotel activities along with $3,500,000 in funding received through a private placement of its common stock will provide sufficient capital for operations. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The following is the summary of pending cases and default judgments already entered against the Company which are material.

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

ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 3(i) Article of Incorporation (incorporated by reference from the Company's 8-A12B filed with the Commission on May 27, 1999)

      Exhibit 3(ii) Bylaws (incorporated by reference from the Company's 8-A12B filed with the Commission on May 27, 1999)

      Exhibit 10(i) Amended and Restated Master Agreement between the Company and Another World dated June 13, 2001 (incorporated by reference from Exhibit 99.1(a) of the Preliminary Proxy Statement on Schedule 14A filed with the Commission on June 14, 2001)

                        10(ii) VisionComm Stock Purchase Agreement, as amended, dated December 19, 2000 (incorporated by reference from Exhibit 1 of the Company's Current Report on Form 8-K filed with the Commission on January 9, 2001.

                        10(iii) VisionComm Shareholders' Waiver and Release (incorporated by reference from Exhibits 99(B)(1) and 99(B)(2) of our Proxy Statement on Schedule 14A filed with the Commission on June 14, 2001.

(b) Reports on Form 8K - A Current Report on Form 8-K was filed by the Company on August 20, 2001 to disclose under Item 1 a change in control of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHEQUEMATE INTERNATIONAL, INC.


February 8, 20001                      /s/ CHANDOS MAHON
                                       -----------------------------------------
                                       CHANDOS MAHON
                                       PRESIDENT, CEO AND CFO