Form 10QSB
period 2001-12-31
CHEQUEMATE INTERNATIONAL INC
filed 2002-02-19
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                                   (Mark one)
              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        COMMISSION FILE NUMBER: 01-15043

                               C-3D DIGITAL, INC.

        (Exact Name of small business issuer as specified in its charter)



        Utah                                                 76-0279816
------------------------                             ------------------------
(State of Incorporation)                             (IRS Employer ID Number)


      10 UNIVERSAL CITY PLAZA, SUITE 1100, UNIVERSAL CITY, CALIFORNIA 91608
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 509-6262
                                 --------------
                           (Issuer's telephone number)

                         CHEQUEMATE INTERNATIONAL, INC.
                         ------------------------------
                   124 POINT WEST BLVD., ST. CHARLES, MO 63301
                   -------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


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

89,166,871 Shares of Common Stock as of December 31, 2001.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

                               C-3D DIGITAL, INC.
               FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS..............................  3

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS...................................... 19

               LIQUIDITY AND CAPITAL RESOURCES................................ 24

PART II. OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.............................................. 26

     ITEM 2.   CHANGES IN SECURITIES.......................................... 27

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................... 28

                          PART I. FINANCIAL INFORMATION

      ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


















                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                               (dba C3-D DIGITAL)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 2001 AND MARCH 31, 2001

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D DIGITAL)
                        Consolidated Balance Sheets

                                     ASSETS

                                                                            December 31,           March 31,
                                                                                2001                  2001
                                                                         -----------------     -----------------
                                                                            (Unaudited)
CURRENT ASSETS

  Cash                                                                        $    649,714          $    20,328
  Accounts receivable - net of allowances of $288,076
   and $231,217, respectively                                                      590,362               615,337
  Note receivable - related party                                                  322,943                     -
  Employee advances                                                                  6,500                11,700
  Inventory (Note 2)                                                               787,320               698,379
  Prepaid expenses                                                                 266,537                20,893
                                                                         -----------------     -----------------

     Total Current Assets                                                        2,623,376             1,366,637
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT                                                           1,721,393             2,229,321
                                                                         -----------------     -----------------

OTHER ASSETS

  Net assets of discontinued operations                                            752,224               752,224
  Goodwill                                                                       4,535,499             5,335,881
  Notes receivable                                                                       -                35,178
  Movie production cost and product rights (net)                                 2,819,080             3,664,586
  Refundable deposits                                                              198,852                 3,986
  Investments                                                                            -                84,000
                                                                         -----------------     -----------------

     Total Other Assets                                                          8,305,655             9,875,855
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                             $ 12,650,424          $ 13,471,813
                                                                         =================     =================




The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                           December 31,            March 31,
                                                                                2001                    2001
                                                                         -----------------     -----------------
                                                                           (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                      $       1,409,718     $       1,418,541
   Accrued expenses                                                                761,982             1,694,691
   Income tax payable                                                                1,394                   500
   Accrued interest payable                                                        280,505               133,176
   Current portion long-term debt (Note 4)                                       4,326,425             2,276,222
   Current portion - related party (Note 3)                                        888,851                     -
   Deferred income                                                                 122,448                93,765
                                                                         -----------------     -----------------

     Total Current Liabilities                                                   7,791,323             5,616,895
                                                                         -----------------     -----------------

LONG-TERM LIABILITIES

   Long-term debt - related party (Note 3)                                               -             1,187,919
   Long-term debt (Note 4)                                                          28,270             5,209,222
                                                                         -----------------     -----------------

     Total Long-Term Liabilities                                                    28,270             6,397,141
                                                                         -----------------     -----------------

     Total Liabilities                                                           7,819,593            12,014,036
                                                                         -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 87,183,166 and 20,686,192 shares
   outstanding, respectively                                                         8,718                 2,068
  Capital in excess of par                                                      64,995,199            57,169,680
  Stock subscription receivable                                                          -                     -
  Stock issuance cost                                                             (193,036)                    -
  Accumulated deficit                                                          (59,980,050)          (55,713,971)
                                                                         ------------------    -----------------

     Total Stockholders' Equity (Deficit)                                        4,830,831             1,457,777
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                         $      12,650,424     $      13,471,813
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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                         For the                           For the
                                                                    Three Months Ended                Nine Months Ended
                                                                       DECEMBER 31,                      DECEMBER 31,
                                                          --------------------------------   ---------------------------------
                                                                  2001             2000             2001             2000
                                                          ---------------  ---------------   ---------------  ----------------

REVENUES                                                  $       711,754  $       923,023   $     2,165,759  $      3,153,503

COST OF SALES                                                     450,570          611,768         1,276,334         2,001,299
                                                          ---------------  ---------------   ---------------  ----------------

GROSS PROFIT (LOSS)                                               261,184          311,255           889,425         1,152,204
                                                          ---------------  ---------------   ---------------  ----------------

EXPENSES

   Depreciation and amortization                                  682,279          151,944         2,057,937           528,116
   Bad debt expense                                                25,563                -            47,704                 -
   Selling expenses                                                     -           55,805                 -         1,158,698
   General and administrative                                   1,285,914        2,502,620         2,567,324         8,349,231
                                                          ---------------  ---------------   ---------------  ----------------

     Total Expenses                                             1,993,756        2,710,369         4,672,965        10,036,045
                                                          ---------------  ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

   Other income (Loss)                                             (3,425)          41,252            95,862            60,765
   Interest income                                                  8,119              318            18,963            15,659
   Loss on sale of assets                                         (46,236)               -          (159,962)                -
   Interest expense                                                  (462)        (109,448)         (437,402)         (550,708)
                                                          ---------------  ---------------   ---------------  ----------------

     Net Other Expense                                            (42,004)         (67,878)         (482,539)         (474,284)
                                                          ---------------  ---------------   ---------------  ----------------

NET (LOSS) BEFORE INCOME TAXES                                 (1,774,576)      (2,466,992)       (4,266,079)       (9,358,125)

INCOME TAX PROVISION                                                    -                -                 -                 -
                                                          ---------------  ---------------   ---------------  ----------------

NET (LOSS) FROM OPERATIONS                                     (1,774,576)      (2,466,992)       (4,266,079)       (9,358,125)

DISCONTINUED OPERATIONS                                                 -          (53,622)                -          (653,332)
                                                          ---------------  ---------------   ---------------  ----------------

NET (LOSS)                                                $    (1,774,576) $    (2,520,614)  $    (4,266,079) $    (10,011,457)
                                                          ===============  ===============   ===============  ================

BASIC (LOSS) PER SHARE

   Continued operations                                   $         (0.03) $         (0.17)  $         (0.09) $          (0.81)
   Discontinued operations                                          (0.00)           (0.00)            (0.00)            (0.06)
                                                          ---------------- ---------------   ---------------  ----------------
                                                          $         (0.03) $         (0.17)  $         (0.09) $          (0.87)
                                                          ===============  ===============   ===============  ================

AVERAGE NUMBER OF SHARES OUTSTANDING                           68,145,984       14,490,811        47,675,216        11,559,405
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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              For the
                                                                                         Nine Months Ended
                                                                                            DECEMBER 31,
                                                                            ---------------------------------------
                                                                                      2001               2000
                                                                            ------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss)                                                               $       (4,266,079) $      (10,011,457)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                                   2,057,937           1,324,445
     Bad debt expense                                                                   47,704              50,000
     Common stock and options issued for interest and services                         904,326           8,034,532
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivables                                        24,975              (7,181)
     (Increase) decrease in related party receivables                                 (287,765)                  -
     (Increase) decrease in inventory                                                   88,941             494,983
     (Increase) decrease in prepaid expense                                            156,444             (76,266)
     (Increase) decrease in deposits                                                  (194,866)             (3,699)
     Increase (decrease) in accounts payable                                            (8,823)           (179,325)
     Increase (decrease) in accrued expenses                                          (931,815)            280,745
     Increase (decrease) in accrued interest                                           147,329            (212,737)
                                                                            ------------------  ------------------

       Net Cash (Used) by Operating Activities                                      (2,752,462)           (305,960)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of assets                                                        (39,665)                  -
   Purchase of fixed assets and movie rights                                           157,817            (574,099)
                                                                            ------------------  ------------------

       Net Cash Provided (Used) by Investing Activities                                118,152            (574,099)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from common stock                                                        3,500,000                   -
   Proceeds from debt                                                                        -             849,000
                                                                            ------------------  ------------------

       Net Cash Provided by Financing Activities                                     3,500,000             849,000
                                                                            ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                                        629,386             (31,059)

CASH AT BEGINNING OF PERIOD                                                             20,328              49,815
                                                                            ------------------  ------------------

CASH AT END OF PERIOD                                                       $          649,714  $           18,756
                                                                            ==================  ==================


The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The Company's accounting policies reflect the practices of the Centric graphical software applications, hotel pay-per-view provides hotel customers with visual recreational services, the cable television channel provides 3D viewing for subscribers and the hardware unit sells the units required for viewing 3D movies and videos and conform to generally accepted accounting principles. The following policies are considered to be significant:

              PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company, its Hotel Movie Network division and its subsidiaries VisionComm, Inc. and 3D.com All significant intercompany accounts and transactions have been eliminated.

              In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for three and nine month periods ended December 31, 2001 and 2000, (b) the consolidated financial position at December 31, 2001, and (c) the consolidated statements of cash flows for the nine month periods ended December 31, 2001 and 2000. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2001. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

              PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

                                                                             YEARS
                        Vehicles                                                 3
                        Office furniture                                       5-7
                        Machinery and equipment                                5-7

              BASIC LOSS PER SHARE

              Basic loss per share is calculated using a weighted average for common stock.

                                                                                                  For The
                                                                                             Nine Months Ended
                                                                                                DECEMBER 31,
                                                                                ---------------------------------------
                                                                                         2001                 2000
                                                                                -----------------    ------------------
              Numerator:
                      Net (loss) from operations                                $      (4,266,079)   $      (9,358,125)
                      Discontinued operations                                   $               -    $        (653,332)

              Denominator (weighted average number
                of shares outstanding)                                                 47,675,216           11,559,405

              Basic (loss) per share
                      Net (loss) from operations                                $           (0.09)   $           (0.81)
                      Discontinued operations                                   $               -    $           (0.06)
                                                                                -----------------    ------------------

                                                                                $           (0.09)   $           (0.87)
                                                                                =================    ==================

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

NOTE 2 -       INVENTORY

                                                                               December 31,        March 31,
                                                                                    2001                2001
                                                                            -----------------    ---------------
                                                                               (Unaudited)

                          Finished goods                                    $         787,320    $       698,379
                          WIP                                                               -                  -
                          Raw goods                                                         -                  -
                                                                            -----------------    ---------------

                                                                            $         787,320    $       698,379
                                                                            =================    ===============

              The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations.

NOTE 3 -      RELATED PARTIES

              Notes payable to related parties as of December 31, 2001 and March 31, 2001 are detailed in the following summary:

                                                                           December 31,            March 31,
                                                                              2001                    2001
                                                                         -----------------     -----------------
                                                                            (Unaudited)
              Notes payable to a company owned by
               employees of Hotel Movie Network in
               connection with the acquisition of some
               the of the assets of Hotel Movie Network,
               due May 1, 2001 with accrued interest as
               of December 31, 2001 of $60,000.  The
               note bears interest at 18%.                                 $ 500,000             $            -

                                                                                      December 31,           March 31,
                                                                                          2001                 2001
                                                                                    -----------------     -----------------
                                                                                      (Unaudited)

              Balance Forward                                                         $   500,000            $         -

              Convertible notes payable to officers and directors, in connection with the acquisition of VisionComm, with an interest rate of 8%, convertible at anytime prior to April 30, 2002 at the option of the note holder at a price of $3.50 per share or at the option of the Company if shares of the Company's common stock are trading at a price greater than $7.00 per share for a period of sixty
               (60) trading days, accrued interest of $24,022, due
               April 30, 2002, unsecured.                                                      -               1,187,919

              Notes payable to a former stockholders with monthly payments of interest only at 10% to 10.5% annually, through the due date of
               the principal balances at July 2001, unsecured                            388,851                       -
                                                                                    -----------------     -----------------


                   Total related party notes payable                                     888,851               1,187,919

                   Less: current portion                                                 888,851                       -
                                                                                    -----------------     -----------------

                   Long-term portion                                                  $        -             $ 1,187,919
                                                                                    -----------------     -----------------

              Maturities of the related party notes payable are as follows:

                                    Period ending December 31,           2002                                $   888,851
                                                                         2003                                          -
                                                                                                          -----------------

                                    Total                                                                    $   888,851
                                                                                                          =================

NOTE 4 -      LONG-TERM DEBT

Notes payable as of December 31, 2001 and March 31, 2001 are detailed in the following summary:

                                                                            December 31,            March 31,
                                                                                 2001                  2001
                                                                         -----------------     -----------------
                                                                            (Unaudited)

              Note payable to a company; due in monthly
               installments of $3,244 which includes interest
               at 8%; due on demand, unsecured.                             $   49,287             $    49,287
                                                                            -----------------     -----------------

                                                                                     December 31,             March 31,
                                                                                         2001                    2001
                                                                                   -----------------     -----------------
                                                                                      (Unaudited)

              Balance Forward                                                        $     49,287          $     49,287

               Convertible notes payable to various individuals In connection with the acquisition of VisionComm with an interest rate of 8%, convertible at anytime prior to April 30, 2002, at the option of the note holder at a price of $3.50 per share or at the option of the Company if shares of the Company's common stock are trading at a price greater than $7.00 per share for a period of sixty
               (60) Days, accrued interest of $32,600 due April 30, 2002,
               unsecured.                                                                       -             1,612,081

              Notes payable to a Company with monthly payments ranging from $450 to $17,931 and quarterly payments up to $42,099, with interest rates ranging from 12% to 14%, with maturities at various dates
               through January 2007.  The notes are secured by equipment.               2,819,696             3,081,235

              Notes payable to a Company, unsecured, payable in monthly
               installments of $423, including interest at 12.5% through November
               2003, unsecured.                                                             9,600                12,365

              Note payable to a Company, unsecured, payable in weekly installments
               of $1,521, including interest at 12% through October 2001.                       -                63,570

              Notes payable to a Company, unsecured, payable in monthly
               installments of $2,260 including interest at 9% through November 1,
               2005.                                                                      187,842               211,906

              Note payable to a Company, unsecured, payable in monthly
               installments of interest only, calculated at 9% annually, through
               the due date of the principal balance at April 30, 2002.                 1,260,000             1,260,000

              Notes payable to a former stockholders with monthly payments of interest only at 10% to 10.5% annually, through the due date of
               the principal balances at July 2001, unsecured.                                  -               356,000

              Note payable to an individual, due December 20, 2001, with interest
               at 8%, unsecured.                                                                -               300,000
                                                                                -----------------     -----------------
              Balance Forward                                                        $  4,326,425          $  6,946,444
                                                                                -----------------     -----------------

                                                                            December 31,           March 31,
                                                                                2001                  2001
                                                                         -----------------     -----------------
                                                                            (Unaudited)

              Balance Forward                                            $       4,326,425     $       6,946,444

              Note payable to a company, payments due
               monthly, interest at 0%                                              28,270

              Notes payable to various entities, due on
               demand, interest at 8%.                                                   -               139,000

              Note payable to a company; due on demand,
               interest at 10% due monthly, secured by
               equipment and inventory.                                                  -               400,000
                                                                         -----------------     -----------------

                   Total long-term debt                                          4,354,695             7,485,444

                   Less: current portion                                        (4,326,425)           (2,276,222)
                                                                         -----------------     -----------------

                   Long-term portion                                     $          28,270        $    5,209,222
                                                                         -----------------     -----------------

              Maturities of long-term debt are summarized below:

                     Period ending December 31,         2002                                   $       4,326,425
                                                        2003                                               5,967
                                                        2004                                               5,967
                                                        2005                                               5,967
                                                        2006 and thereafter                               10,369
                                                                                               -----------------

                                                        Total                                  $       4,354,695
                                                                                               =================

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

NOTE 5 -      LEASES

              At December 31, 2001, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                                                                    Operating
                                                                                                     Leases
                                                                                               -----------------
              Period Ended December 31,
                     2002                                                                      $         192,250
                     2003                                                                                194,650
                     2004                                                                                187,400
                     2005                                                                                109,800
                     2006                                                                                 75,300
                     later years                                                                          94,600
                                                                                               -----------------
              Total minimum lease payments                                                     $         854,000
                                                                                               =================

              Rental expense for the nine months ended December 31, 2001 and the year ended March 31, 2001 amounted to $143,142 and $421,098, respectively.

NOTE 6 -      CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

              CASH FLOW INFORMATION

                                                                               December 31,           March 31,
                                                                                   2001                 2001
                                                                           ------------------  -----------------
                                                                              (Unaudited)

              Interest paid                                                $                -  $         268,352

              Income taxes paid                                            $                -  $             500

              NON-CASH INVESTING AND FINANCING ACTIVITIES

              For the nine months ended December 31, 2001 and the year ended March 31, 2001, the Company incurred the following non-cash investing and financing activities.

                                                                               December 31,           March 31,
                                                                                   2001                  2001
                                                                           ------------------  -----------------
                                                                              (Unaudited)

              Issuance of stock and options for services
               rendered                                                    $          904,326  $      10,821,527
              Issuance of stock for assets                                 $                -  $       2,800,000
              Issuance of stock for debt                                   $        3,429,817  $       4,039,936
              Issuance of stock for subsidiary                             $                -  $         782,500

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

              In addition to the 10,300,000 shares issued to the VisionComm shareholders during the three months ended December 31, 2001, the Company issued 12,180,526 shares in settlements of accrued liabilities, notes payable and for services performed.

NOTE 12 - GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant operating losses and negative cash flow from its inception through December 31, 2001. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

              In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management is attempting to raise additional capital to assist the Company in funding operations and provide the opportunity for the Company to continue as a going concern. Management believes, but cannot provide any assurance that, it will be successful in raising capital sufficient to continue operations.

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

              The following is a summary of the loss from discontinued operations:

                                                                                                   For the
                                                                                              Nine Months Ended
                                                                                                 DECEMBER 31,
                                                                                   -----------------------------------
                                                                                           2001                2000
                                                                                   -----------------   ---------------
                                                                                     (Unaudited)          (Unaudited)

              REVENUES                                                             $               -   $       614,951

              COST OF SALES                                                                        -            42,807
                                                                                   -----------------   ---------------

              GROSS MARGIN                                                                         -           572,144
                                                                                   -----------------   ---------------

              EXPENSES

                Depreciation and amortization                                                      -                 -
                Bad debt expense                                                                   -                 -
                Selling expenses                                                                   -           853,716
                General and administrative                                                         -           372,474
                                                                                   -----------------   ---------------

                   Total Expenses                                                                  -         1,226,190
                                                                                   -----------------   ---------------

              OTHER INCOME (EXPENSE)

                Other income                                                                       -               714
                Interest income                                                                    -                 -
                Loss on sale of assets                                                             -                 -
                Interest expense                                                                   -                 -
                                                                                   -----------------   ---------------

                   Net Other Income                                                                -               714
                                                                                   -----------------   ---------------

              NET (LOSS) BEFORE INCOME TAXES                                                       -          (653,332)

              INCOME TAX PROVISION                                                                 -                 -
                                                                                   -----------------   ---------------

              NET (LOSS) FROM OPERATIONS                                           $               -   $      (653,332)
                                                                                   =================   ===============


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

OVERVIEW

The Company or Chequemate International, Inc. doing business as C-3D Digital, Inc. includes; C-3D Digital - a division selling and marketing 3D products developed by Another World, Inc. including 3D technology for converting 2D content to 3D content for film, television and computer applications; VisionComm, Inc. - a wholly owned cable subsidiary; and Hotel Movie Network - a division of Chequemate International, Inc. that delivers direct digital television services to hotel rooms.

Hotel Movie Network (HMN) accounted for $591,750, or approximately 27%, of our revenues reported on the Consolidated Statement of Operations for the nine months ended December 31, 2001. VisionComm's revenues were $1,445,229 or 67% and the remaining $128,781 or 6% of revenues were generated by miscellaneous sales of C-3D Digital. During the next twelve months we expect a major shift in the amount and percentage that C-3D Digital will contribute to our revenues as we begin selling the 3D products developed by Another World, Inc. It is difficult to forecast the exact percentage, but we believe that C-3D will account for an increasingly significant portion of our revenues on a going forward basis.

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

                           CHANGE IN CONTROL

On August 10, 2001, Chequemate International, Inc. (the Company) underwent a change in control (the Change in Control) when the Company issued (the Issuance) 38,504,275 shares (the Shares) of newly issued common stock, constituting a 51% percent equity interest in the common stock of the Company, to forty-three new investors (the New Investors) in return for $3.5 million, or approximately $.09 per share.

The Company received shareholder approval for the Issuance and Change in Control on July 31, 2001 at a special meeting of the Company's shareholders (the Special Meeting). Out of the total votes of 16,709,034 cast at the Special Meeting, 16,552,347 votes were cast For the Issuance and Change in Control, 43,045 votes cast Against, and 113,642 votes cast Abstained.

The Issuance was conducted by a private placement under Regulation S of the Securities Act of 1933, as amended (Securities Act). Regulation S allows issuers such as the Company to issue securities to non-U.S. persons without a registration statement. The New Investors are non-U.S. Persons as that term is defined in Regulation S of the Securities Act.

Most of the New Investors are shareholders of Another World Inc., a company established under the laws of the Republic of Korea (Another World). Another World is a research and technology company based in the Republic of Korea, and a leading provider of true stereoscopic 3D imaging solutions.

The New Investors who have overlapping ownership in Another World together own most of the 38,504,275 shares. The following New Investors own at least 5% of the equity of the Company as a result of the Issuance. Phil Moon Seong owns approximately 11.9% of the equity of the Company. Mr. Seong is the chairman of Another World. TeraSource Venture Capital, Ltd. (TeraSource) owns approximately 10% of the equity of the Company. TeraSource Venture Capital, Ltd. is one of the leading venture capital firms in Korea. KDP Capital (KDB), one of the leading Korean venture capital firms, will own up to 5.6% of the equity of the Company.

                                 ACQUISITION

In December 2000, we purchased 100% of VisionComm, Inc. a St. Louis, Missouri based cable television and pay-telephone company. VisionComm, Inc., acquired via the purchase method of accounting, operates on a calendar year end and accordingly the operations for the nine months ending September 30, 2001 of VisionComm are included in our Consolidated Statements of Operations as of December 31, 2001 as well as the balance sheet of VisionComm as of September 30, 2001 is included in our Consolidated Balance Sheet as of December 31, 2001.

Under the terms of the VisionComm Stock Purchase Agreement we acquired all of the issued and outstanding shares of common stock of VisionComm, in exchange for the initial issuance of 2,500,000 shares of our restricted common stock to the VisionComm Shareholders, subject to a re-pricing adjustment, and the issuance to the VisionComm Shareholders, of promissory notes in the aggregate principal amount of $2,800,000 (the Notes). As a result of this transaction, VisionComm is a wholly-owned subsidiary of us.

On July 31, 2001, our shareholders ratified and approved the settlement with and the issuance of additional shares to the VisionComm Shareholders (the VisionComm Settlement). Pursuant to the VisionComm Settlement, the VisionComm Shareholders executed a Waiver and Release (the Waiver and Release) by which they waive all of their rights under the VisionComm Stock Purchase Agreement and cancel the Notes in return for receiving 10,300,000 additional shares of our common stock.

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

RESULTS OF OPERATIONS

        FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Sales for the nine months ended December 31, 2001 were $2,165,760 compared to $3,153,503 for the same period in 2000, a decrease of $987,743 or 31 percent. Cost of good sold decreased by $724,965 or 36 percent to $1,276,334 for the nine months ended December 31, 2001 compared to $2,001,299 for the nine months ended December 31, 2000. Gross Profit Margin was $889,425 or 41 percent and $1,152,204 or 37 percent for the nine months ended December 31, 2001 and 2000, respectively.

Operating expenses include primarily depreciation and amortization expenses and general and administrative expenses. Depreciation and amortization expense for the nine months ended December 31, 2001 was $2,057,937 compared to $528,116 in the same period of 2000. The increase is due primarily to the amortization of the goodwill recorded on the purchase of VisionComm. General and administrative expenses were $2,567,324 or 119 percent of sales for the nine months ended December 31, 2001 and $8,349,231 or 265 percent of sales for the same period in 2000, resulting in a decrease of $5,781,907 or 69 percent.

      FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Sales for the three months ended December 31, 2001 were $711,754 compared to $923,023 for the same period in 2000, resulting in a decrease of $211,269 or 23 percent. Cost of goods sold for the three months ended December 31, 2001 was $450,570 or 63 percent of sales, compared to $611,768 or 66 percent of sales for 2000. The Company sold its 3D television products in 2000 at a loss in an unsuccessful attempt to create a greater demand and market presence. Gross Profit Margin was $261,184 or 37 percent and $311,255 or 34 percent for the three months ended December 31, 2001 and 2000, respectively.

Operating expenses include primarily depreciation and amortization expenses and general and administrative expenses. Depreciation and amortization expenses for the three months ended December 31, 2001 was $682,279 compared to $151,944 in the same period of 2000. As noted above, the increase is due to the amortization of the goodwill recorded on the purchase of VisionComm. General and administrative expenses were $1,285,914 or 181% of sales, for the three months ended December 31, 2001 and $2,502,620 or 271% of sales for the same period in 2000, resulting in a decrease of $1,216,706 or 49%.

                                CURRENT ASSETS

Current assets increased by $1,256,739 from March 31, 2001 to December 31, 2001. The increase is primarily due to the infusion of cash from Another World, Inc. and related notes receivable.


                                                            December 31,     March 31,
                                                                   2001          2001
                                                           -------------    ----------
 Cash                                                         $  649,714    $   20,328
 Accounts receivable - net of allowances of $288,076
   and $231,217  respectively                                    590,362       615,337
 Note Receivable - Related Party                                 322,943             -
 Employee Advances                                                 6,500        11,700
 Inventory                                                       787,320       698,379
 Prepaid expenses                                                266,537        20,893
                                                              ----------    ----------
Total Current Assets                                          $2,623,376    $1,366,637
                                                              ==========    ==========


Accounts receivable are primarily due from our payphone service company and our cable customers. The accounts receivable are net of an allowance for doubtful accounts and we believe the net amount shown is fully collectable.


                              December 31,   March 31,
                                      2001       2001
                              ------------   ---------
Accounts Receivable, net
     Hotel Movie Network           $ 86,110   $ 93,715
     VisionComm, Inc.               504,252    521,622
                                   --------   --------
Total Account Receivable           $590,362   $615,337
                                   ========   ========


Hotel Movie Network inventory is units placed in the hotels for the pay-per-view and free-to-guest movies and on hand inventory in the warehouse ready for deployment. VisionComm's inventory consists of receivers, cable boxes, cable and connectors to install additional units at new and existing properties. C-3D Digital inventory consists of 3D products on hand and available for sale.

                              December 31,    March 31,
                                     2001         2001
                             -------------    ---------
 Inventory
     Hotel Movie Network          $604,579    $620,637
     VisionComm, Inc.               77,742      77,742
     C-3D Digital, Inc.            105,000           -
                                  --------    --------
Total Inventory                   $787,320    $698,379
                                  ========    ========

                        PROPERTY AND EQUIPMENT

                                                                                          Net Book Value
                                                                                          --------------
                                                                 Accumulated      December 31,          March 31,
                                                 Cost           Depreciation              2001              2001
                                     ------------------   ------------------  -----------------  -----------------
Vehicles                             $          34,837    $            2,903  $          31,934  $               -
Office furniture and fixtures                  174,407                92,878             81,529             91,737
Machinery and equipment                      1,069,604               613,071            456,533            533,263
Hotel pay-per-view equipment                   470,313               282,188            188,125            258,672
Telephone and fixtures                       1,628,298               754,254            874,044          1,325,788
Leasehold improvements                          93,698                 4,470             89,228             19,861
                                     ------------------   ------------------  -----------------  -----------------
                  Total              $       3,471,157    $        1,749,764  $       1,721,393  $       2,229,321
                                     ==================   ==================  =================  =================


The decrease of $507,928 in Net Book Value between December 31, 2001 and March 31, 2001 is due to the write-off of the net assets of discontinued operations of $279,793 and the increase in accumulated depreciation for the current nine months' ended December 31, 2001 of $413,450 netted against purchases of $185,315.

                            OTHER ASSETS

Total other assets decreased $1,570,200 between December 31, 2001 and March 31, 2001 due mainly to the amortization of Goodwill of $800,383 and Movie production costs and product rights of $738,026 and a decrease in investments of $84,000 offset by an increase in refundable deposits of $194,866.

                                                      December 31,           March 31,
                                                              2001                2001
                                                  ----------------    ----------------
Net assets of discontinued operations             $        752,224    $        752,224
Goodwill                                                 4,535,499           5,335,881
Notes receivable                                                 -              35,178
Movie production costs and product rights                2,819,080           3,664,586
Refundable deposits                                        198,852               3,986
Investments                                                      -              84,000
                                                  ----------------    ----------------
     Total Other Assets                           $      8,305,655    $      9,875,855
                                                  ================    ================



In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date SFAS No. 142 is applied in its entirety, which will be April 1, 2001 for us. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, and will be applied to our fiscal year ending March 31, 2002.

MOVIE PRODUCTION AND PRODUCT RIGHTS


                                                                                 Net Book Value
                                                                                 --------------
                                                                          December 31,     March 31,
                                  Term          Cost    Amortization          2001          2001
                            -----------   ----------   -------------     -------------  ------------
Product rights              4-5 years     $3,094,045      $2,596,246     $  497,799       $2,289,230
Contract/movie rights       2-5 years        324,559         324,559              -          259,029
Production Cost             5 years        2,725,725       1,264,825      1,460,900        1,734,819
Cable production            10 years       1,317,152         456,771        860,381          967,865
                                          ----------      ----------     ----------       ----------
                                          $7,461,481      $4,642,401     $2,819,080       $3,664,586
                                          ==========      ==========     ==========       ==========


Product Rights consisted of the Company's 3D technologies that include the ability to convert 2D products to 3D products, the ability to film with special 3D cameras and rights to certain content that can be converted to 3D products to be distributed through television channels, video, and DVD. Product rights have been capitalized and amortized over five years using a straight line method.

Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. In future reporting periods we will assess whether an impairment loss should be recognized and measured by comparing the fair value of the reporting unit to the carrying value, including goodwill. If the carrying value exceeds fair value, the Company will compare the implied fair value of the goodwill to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then we will adjust the goodwill to the implied fair value.

                                  CURRENT LIABILITIES

Total current liabilities increased by $2,174,428 between December 31, 2001 and March 31, 2001 due primarily to an increase of $2,050,203 of current maturities of our long-term debt and an increase in current maturities of long term debt payable to related parties of $888,851. This increase in current liabilities was offset by a net reduction in Accrued Expenses of $932,709 due to cash payments of accrued expenses and common stock issued in lieu of cash to settle the outstanding liabilities.

                                                      December 31,     March 31,
                                                              2001          2001
                                                     -------------    ----------
Accounts payable                                        $1,409,718    $1,418,541
Accrued expenses                                           761,982     1,694,691
Income tax payable                                           1,394           500
Accrued interest payable                                   280,505       133,176
Current portion long-term debt                           4,326,425     2,276,222
Current portion long-term debt - related party             888,851             -
Deferred Income                                            122,448        93,765
                                                        ----------    ----------
                 Total Current Liabilities              $7,791,323    $5,616,895
                                                        ==========    ==========


                         LONG-TERM LIABILITIES

Long-term debt decreased by $6,368,871 during the period between March 31, 2001 and December 31, 2001 due to $2,800,000 being converted to common stock, $2,050,203 transferred to current liabilities and $1,518,668 settled via issuance of common stock.

                    STOCKHOLDERS' EQUITY (DEFICIT)

Our shareholder's equity increased during the period between December 31, 2001 and March 31, 2001 by $3,373,054 due to new capital invested in our company exceeding our current nine month period loss. During the nine months' ended December 31, 2001 we incurred a loss of $(4,266,079) and we have incurred losses from our inception through December 31, 2001 of $(59,980,050). We do not have an established source of revenues sufficient to cover operating costs and, accordingly, there is substantial doubt about our ability to continue as a going concern.

During the nine months' ended December 31, 2001 we raised $7,832,169 of capital by issuing 38,504,275 additional shares of our common stock for $3,500,000 cash; 10,300,000 shares for $2,800,000 for conversion of notes payable and 17,692,699 shares for services, payroll and settlement of debt.

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


                                                              December 31,          March 31,
                                                                      2001               2001
                                                              ------------        ------------
Common stock, $0.0001 par value, 500,000,000 shares
 authorized, 87,183,166 and 20,686,192 shares
 outstanding at December 31 and March 31, respectively       $       8,718        $      2,068
Capital in excess of par                                        64,995,199          57,169,680
Stock subscription receivable                                            -                  -
Stock issuance cost                                               (193,036)                  -
Accumulated deficit                                            (59,980,050)        (55,713,971)
                                                              ------------        ------------
   Total Stockholders' Equity                                 $  4,830,831        $  1,457,777
                                                              ============        ============


LIQUIDITY AND CAPITAL RESOURCES

We currently have a net negative working capital of $5,167,947 due mainly to accounts payable of $1,409,718, accrued expenses of $761,982 and current portion of long-term debt of $5,215,276 which we plan on attempting to reduce by settlement negotiations and issuance of common stock in lieu of cash.

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

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant operating losses and negative cash flow from its inception through December 31, 2001. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management is attempting to raise additional capital to assist the Company in funding operations and provide the opportunity for the Company to continue as a going concern. Management believes, but cannot provide any assurance that, it will be successful in raising capital sufficient to continue operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date SFAS No. 142 is applied in its entirety, which will be April 1, 2001 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, and will be applied to the fiscal year ending March 31, 2002 for the Company.

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

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the reporting unit to the carrying value, including goodwill. If the carrying value exceeds fair value, the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings incidental to the conduct of its business. Other than as disclosed in this report, in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on July 11, 2001, as amended, for the fiscal year ended March 31, 2001, and the Company's subsequent Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission, the Company believes that litigation, individually or in the aggregate, to which it is currently a party, is not likely to have a material adverse affect on the Company's business, financial condition or results of operations.

The following is a summary of material developments in legal proceedings previously disclosed or initiated during the three months ended December 31, 2001.


HUDSON CONSULTING GROUP, INC. V. CHEQUEMATE INTERNATIONAL, INC.

THIRD DISTRICT COURT OF THE STATE OF UTAH, CASE NO. 000909325

In this lawsuit brought on October 22, 2001, plaintiff alleges that the Company breached an Advisory Agreement executed by and between the parties in July 1999 and subsequently modified in March 2000. Plaintiff argued that it was owed 75,000 shares and sought damages equal to the highest intermediate value of the 75,000 shares from July 30, 2000 to the date of judgment. The Company has entered into a settlement agreement with plaintiff, in which the Company agreed to issue 514,000 shares of its common stock to plaintiff in exchange for dismissal with prejudice.

TRIMARK PICTURES V. CHEQUEMATE ET AL.

SUPERIOR COURT OF CALIFORNIA, COUNTY OF LOS ANGLES, WEST DISTRICT, SC063992

On June 18, 2001, plaintiff, a wholly owned subsidiary of Lions Gate, alleged breach of contract and fraud against the Company and its former president J. Michael Heil on the basis of the Company's previous failure to register stocks on plaintiff's behalf. Plaintiff further alleged that Mr. Heil was personally responsible to it because Mr. Heil treated the Company as if it were his own business without regard to any corporate formalities. The complaint originally sought more than $1.6 million in damages against the Company and Mr. Heil, jointly and severally, such damages being the difference in the Company's stock price between when the registration should have been done and now.

Plaintiff and the Company have signed a settlement agreement in which the Company agreed to issue an additional 100,000 shares and pay plaintiff approximately $40,000.00 as fees and costs that plaintiff has thus far incurred. The Company has paid all sums due under this settlement agreement, and is currently awaiting approval from the Securities and Exchange Commission on the shares it issued to plaintiff as settlement. Should all terms of the settlement not be fulfilled, trial is scheduled for April 2002.

MILLER FREEMAN V. CHEQUEMATE ET AL.

SUPERIOR COURT OF CALIFORNIA, COUNTY OF LOS ANGELES, WEST DISTRICT, SC066542

On May 4, 2001, plaintiff alleged that it was owed $63,983.50 for advertising services it had rendered in 1999. Plaintiff also sought attorney's fees, costs and legal interests on the amount allegedly owed. The services had been rendered to Strata and the Company had assumed the obligation of such services upon the Company's acquisition of Strata in June, 1999.

After initial discovery, the parties agreed to a settlement agreement, in which the Company agreed to pay $10,000.00 in exchange for settlement of all claims. The Company is currently awaiting formal dismissal.

ITEM 2 - CHANGES IN SECURITIES

During the quarter ended December 31, 2001, the Company issued the following shares of common stock that were not registered under the Securities Act of 1933, as amended. Each of the following transactions were exempt from registration pursuant to Regulation D promulgated under and/or Section 4(2) of the Securities Act of 1933, as amended.

On December 4, 2001, the Company issued 284,444 shares of common stock at a fair market value of $0.18 per share for an aggregate amount of $51,200 to one of our employees as settlement for employment and other expenses.

On December 4, 2001, the Company issued 83,333 shares of common stock at a fair market value of $0.18 per share for an aggregate amount of $15,000 to one of our consultants in connection with a consulting agreement.

On December 6, 2001, the Company issued 953,896 shares of common stock at a fair market value of $0.17 per share for an aggregate amount of $162,162 to I-O Display Systems, LLC in connection with a settlement agreement.

On December 13, 2001, the Company issued 417,000 shares of common stock at a fair market value of $0.21 per share for an aggregate amount of $87,570 to an individual, in connection with a settlement agreement.

On December 13, 2001, the Company issued 19,566 shares of common stock at a fair market value of $0.21 per share for an aggregate amount of $4,109 to BH Productions, Inc, in connection with a settlement agreement.

On December 13, 2001, the Company issued 7,218,400 shares of common stock at a fair market value of $0.21 per share for an aggregate amount of $1,515,864 to Crook Hollow Road LLC, in connection with a settlement agreement.

On December 13, 2001, the Company issued 380,000 shares of common stock at a fair market value of $0.21 per share for an aggregate amount of $79,800 to Dutchess Advisors, LTD, in connection with a settlement agreement.

On December 13, 2001, the Company issued 30,000 shares of common stock at a fair market value of $0.21 per share for an aggregate amount of $6,300 to Eagle Plaza, LC, in connection with a settlement agreement.

On December 13, 2001, the Company issued 20,000 shares of common stock at a fair market value of $0.21 per share for an aggregate amount of $4,200 to an individual, in connection with a settlement agreement.

On December 13, 2001, the Company issued 95,239 shares of common stock at a fair market value of $0.21 per share for an aggregate amount of $20,000 to Programming Services, Inc., in connection with a settlement agreement.

On December 13, 2001, the Company issued 104,433 shares of common stock at a fair market value of $0.21 per share for an aggregate amount of $21,931 to Rocky Mountain Employee Benefits, Inc. in connection with a settlement agreement.

On December 13, 2001, the Company issued an aggregate of 206,567 shares of common stock at a fair market value of $0.21 per share for an aggregate amount of $43,379 to four of our employees for services rendered to the Company.

On December 13, 2001, the Company issued 2,367,648 shares of common stock at a fair market value of $0.21 per share for an aggregate amount of $497,206 to an individual in connection with a settlement agreement and the conversion of a note.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K




(a)   Exhibits



      Exhibit 3.1 Amendment to the Article of Incorporation of the Company filed with the Secretary of State of Utah on December 7, 2001.

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the months ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               C-3D DIGITAL, INC.





February 19, 2002                      /s/ CHANDOS MAHON
                                       -----------------------------------------
                                       CHANDOS MAHON
                                       PRESIDENT, CEO AND CFO

                                  Exhibit Index

EXHIBIT NUMBER         EXHIBIT

3.1 Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Utah on December 7, 2001.