Form 10KSB/A
period 2001-03-31
C 3D DIGITAL INC
filed 2002-03-22
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: March 31, 2001
                        Commission File Number: 001-15043


           C-3D Digital, Inc. (formerly Chequemate International, Inc.)
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


                                EXPLANATORY NOTE

On July 11, 2001, Chequemate International, Inc., a Utah corporation ("we" or the Company), filed a Report on 10-KSB for the fiscal year ended March 31, 2001. On February 8, 2002, the Company filed Amendment No. 1 in order to expand and clarify certain information contained in the Management's Discussion and Analysis and in the notes to the financial statements. The Company is filing this Amendment No. 2 in order to further clarify certain information contained in the Description of the Business and the Management's Discussion and Analysis. Unless otherwise explicitly stated, the information contained in this Amendment No. 2 is current as of March 31, 2001.

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

     Chequemate International, Inc. had 19,420,750 Shares of Common Stock as of March 31, 2001.

     Transitional Small Business Format: YES / /  NO /X/

                                TABLE OF CONTENTS

PART I ..............................................................................       3

    ITEM 1 ..........................................................................       3
       Forward Looking Statements ...................................................       3
       Our History ..................................................................       3
       Our Business .................................................................       3
       Patents, Trademarks and Copyrights ...........................................       9
       Legislation and Regulation...................................................       11
       Employees ....................................................................      19

    ITEM 2 ..........................................................................      20
       Description of Property ......................................................      20

    ITEM 3 ..........................................................................      21
       Legal Proceedings ............................................................      21

    ITEM 4 ..........................................................................      21
       Submission of Matters to a Vote of Security Holders ..........................      21

PART II .............................................................................      22

    ITEM 5 ..........................................................................      22
       Market for Common Equity and Related Stockholder Matters .....................      22

    ITEM 6 ..........................................................................      23
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations ........................................................      23

    ITEM 7 ..........................................................................      34
       Financial Statements .........................................................      34
       Independent Auditors Report ..................................................      36
       Consolidated Balance Sheets ..................................................      38
       Consolidated Statements of Operations ........................................      41
       Consolidated Statements of Stockholders' Equity (Deficit) ....................      46
       Consolidated Statements of Cash Flows ........................................      48
       Notes to Consolidated Financial Statements ...................................      49

    ITEM 8 ..........................................................................      74
       Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure .....................................................      74

PART III ............................................................................      74

    ITEM 9 ..........................................................................      74
       Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act ............................      74
       Directors ....................................................................      74
       Business Experience ..........................................................      75
       Committees of the Board of Directors .........................................      76
       Executive Officers ...........................................................      76
       Business Experience ..........................................................      76

    ITEM 10 .........................................................................      77
       Executive Compensation .......................................................      77

    ITEM 11 .........................................................................      77
       Security Ownership of Certain Beneficial Holders .............................      77

    ITEM 12 .........................................................................      78
       Certain Related Transactions .................................................      78

    ITEM 13 .........................................................................      79
       Exhibits and Reports on form 8K ..............................................      79

           Exhibits Index ...........................................................      79

    SIGNATURES ......................................................................      80

           Exhibit 10.1 - SETTLEMENT AGREEMENT NATIONAL FINANCIAL COMMUNICATIONS ....
           EXHIBIT 10.2 - AMENDED SETTLEMENT AGREEMENT BH PRODUCTIONS ...............
           EXHIBIT 10.3 - PROMISSORY NOTE I-O DISPLAY SYSTEMS .......................
           EXHIBIT 10.4 - SETTLEMENT AGREEMENT PROGRAMMING SERVICES, INC ............
           EXHIBIT 10.5 - ACADEMY ENTERTAINMENT SETTLEMENT ..........................
           EXHIBIT 10.6 - RIGHT OF ENTRY AGREEMENT...................................

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

DESCRIPTION OF BUSINESS

Our History

     Chequemate International, Inc. (the "Company" or "we") was incorporated in Utah on September 1, 1994. We merged with our parent, Automated Compliance & Training, Inc., a Utah corporation, on September 3, 1996. With the wholly-owned subsidiary surviving the merger. As a result of the merger our name was changed to Chequemate International, Inc. On March 22, 1999 we acquired substantially all of the assets of Strata, Inc., a Utah corporation. On July 8, 1999, we acquired substantially all of the assets of King Farms, Inc., an Illinois corporation doing business as Hotel Movie Express. On December 30, 2000, we acquired all of the equity interest in VisionComm, Inc., a closely-held Delaware corporation. On July 31, 2001, we sold a 51% interest in our equity to the shareholders of Another World, Inc. a corporation organized under the laws of the Republic of Korea. On January 8, 2002 we changed our name from Chequemate International, Inc. to C-3D Digital Inc.

Our Business

We divide our business activities among four divisions: (1) C-3D Digital, a division that is developing three-dimensional, or 3D, technology for converting two-dimensional, or 2D, video programming and similar video entertainment, or content, to 3D content for film, television and computer applications and will seek to generate revenue from the sale of these conversion services; (2) VisionComm, Inc., a wholly owned subsidiary that primarily derives revenue from the ownership, operation and management of private cable systems in Texas, California, Michigan, Oklahoma and Missouri and; (3) Hotel Movie Network, a division that derives revenue from broadcasting entertainment and programming over hotel networks on a pay-per-view or free-to-guest basis(where the hotel pays a flat monthly fee); and (4) 3D.com, a wholly owned subsidiary that discontinued its Strata division in November, 2000.

     In addition, until September 2000, we operated a 24-hour per day television network known as C-3D TV. It was our intention to market this network to cable operators across the U.S. as a premium channel that they in turn could offer their subscribers. During the months of August and September of 2000, however, we substantially shut down this operation. The costs of operations and marketing of our television network operation were prohibitive.

C-3D Digital

     As of March 31, 2001 the Company was restructuring its operations in southern California and negotiating with AnotherWorld, Inc. a Korean based technology company to become the worldwide sales and marketing partner of AnotherWorld's line of 3D products. The full line of products, how they will be distributed and who our customer base will be are yet to be determined at this time.

     Since 1997, through our wholly owned subsidiary, Chequemate Electronics, Inc., we have focused on manufacturing and marketing breakthrough 3D imaging technology that was acquired from Advanced Technology Group, LLC. In June 1997 an agreement was finalized by which Chequemate Electronics obtained the exclusive worldwide license to the 3D technology developed by Advanced Technology, which converted 2D content to stereoscopic 3D for use in consumer devices such as set-top boxes (devices that adapt to standard television sets). We are actively pursuing additional acquisition and/or strategic partnership opportunities to expand its 3D imagery and conversion business.

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

Hotel Movie Network

     Hotel Movie Network provides pay-per-view and free-to-guest direct digital television services to approximately 11,000 hotel rooms primarily located in Arizona, California, Idaho, Nevada, New Mexico, Texas, Utah and Washington. We provide, install, and maintain within a hotel the equipment that allows hotel guests to access pay-per-view and free-to-guest direct digital television services. The equipment we provide, install and maintain includes a terminal unit in the hotel guest room (set top), a hand-held remote television control, a local-area cable distribution network and a central point equipment rack. Hotel Movie Network has contracts with many of Hollywood's major studios to provide first and second window (hotel/airline and video store) movies. Movie programming originates from the central system and is transmitted to individual rooms over the hotel's a local-area cable distribution network. The system computer controls the delivery of the guest pay interactive services and also automatically records purchase transactions and billing data to the hotel's accounting system, which automatically posts the charge to the guest's bill. Hotel Movie Network earns revenue by charging installation and maintenance fees to client hotels and by collecting a portion of the receipts generated by the guest fees. Hotel Movie Network's customers are primarily hotel owners and operators as well as the hotel guests who purchase pay-per-view content.

     The hotel video-on-demand industry is effectively dominated by two primary competitors. On Command Corporation and LodgeNet Entertainment jointly service over 1,500,000 mid-to-large property hotel rooms out of the approximately 3,600,000 rooms in the domestic U.S. hotel market. High production, installation, and operation costs are the primary challenges faced by participants in this industry. Hotel Movie Network has so far successfully serviced our market. The leading competitor in the small hotel market, which serves approximately 300,000 rooms, provides primarily scheduled movies, does not interface with the hotel's PMS system (billing systems at the front desk) and is currently in bankruptcy. Our proposed solution allows Hotel Movie Network to provide services far beyond the capability of this competitor. We currently service approximately 10,000 rooms with the current capability to add an additional 10,000 to 15,000 rooms. At 20,000 total rooms would be beyond our breakeven volume and into profitability.

     To meet the changing needs of hotels and hotel guests, Hotel Movie Network has signed agreements with DirecTV and Dish Network, North America's leading providers of high-power direct broadcast satellite television, to provide service via satellite to our customers.

VisionComm, Inc.

     Located in St. Charles, Missouri and Detroit, Michigan, VisionComm, Inc. was founded in 1995 for the purpose of providing telecommunications and cable television services to residents of multiple dwelling units, hotels and hospitals. We acquired VisionComm in December 2000. This acquisition gave us additional revenue opportunities and at the same time advanced our core business of media and entertainment distribution. VisionComm operates private cable systems in Texas, Oklahoma, California and Michigan and manages two franchise cable systems in Missouri with 2,800 residences and/or businesses as subscribers. VisionComm has installed and operates 1,000 payphones in various facilities in 18 states. Visioncomm earns revenue through cable subscriber fees and payphone usage consisting of coin and non-coin calls. We currently service approximately 10,000 rooms with the current capability to add an additional 10,000 to 15,000 rooms. At 20,000 total rooms we would be beyond our breakeven volume and into profitability. Visioncomm derives revenue from multiple dwelling unit contracts, subscriptions for cable service and from fees on owning and operating pay phones.

     Visioncomm operates through two divisions--the Cable Division and the Payphone Division. The Cable Division, headquartered in Clinton Township, Michigan, a suburb of Detroit, manages a nationwide network of contractors, provides engineering and planning for new installations and customer service for Visioncomm's cable subscribers, and oversees all other aspects of our cable business. Subscriber billing and collection are handled at the St. Charles office.

     Visioncomm delivers its cable services through a combination of both private cable and franchise feeds. A private cable system servicing a multiple dwelling unit physically operates in a fashion identical to that of a franchise system, but on a relatively smaller scale. Visioncomm utilizes various design architectures tailored to each property when determining the method of delivery of its video product. For our cable business through Visioncomm, our customers are both townships, with which we have and can further secure franchise agreements, and the owners and/or managers of multiple dwelling units. Of course, our cable customers are also the end subscribers who actually purchase our cable content.

     Visioncomm is currently building out complexes that pass a total of 256 units in the Tulsa area and have an agreement to build out a total of 620 units in the New Orleans area for Sevo Miller, Inc.. We presently pass about 6,000 homes with 3,000 subscribers. These numbers change as we continue to build out the systems we have under contract or franchise.

     Discussions have begun with a national private cable company regarding their multiple dwelling unites in the St. Louis and Detroit regions. The St. Louis market passes 5,769 doors and services approximately 2,616 subscribers and the Detroit market passes 6,660 doors and services approximately 3,778 subscribers.

     Visioncomm has remained in contact with the court regarding the Optel bankruptcy proceedings. Management of Visioncomm anticipates the opportunity to bid for complexes in the Dallas Metroplex market along with Chicago, Southern Florida, Atlanta and Indianapolis. We believe it could potentially acquire up to 50,000 doors. These units have been partially taken by another cable provider. However, several properties are still available through the Optel bankruptcy. In addition, numerous opportunities are continuously being brought to Visioncomm via personal contacts in the industry, networking, REITs, brokers and current customers. We plan to carefully review each opportunity to determine if it should be pursued to supplement our expansion in our existing geographical markets, and to expand into new markets across the United States.

     Visioncomm is currently in the process of establishing a franchise presence in rural Northern Michigan. It is doing this through a combination of acquisitions of existing providers and build-outs of recently acquired new franchise agreements that need to be built. Under these agreements we will begin construction by Spring 2002 and if we fail to meet this time frame we will have to get an extension to keep the franchise in place. Visioncomm has recently negotiated an asset purchase agreement with a small private cable company that currently provides service to ten townships, passing a total of 1,424 homes and currently servicing 605 subscribers. Visioncomm is currently in the process of securing new franchise agreements with these townships, providing for 15-year terms. Seven of the ten agreements with townships have been obtained. It is presently anticipated that an asset purchase agreement will be finalized when the remaining three agreements with townships have been obtained. One of the central cable processing machines that is part of the purchase will then be used to provide the signal for part of the build out of the seven new franchises. Visioncomm has also recently entered into a letter of intent with another provider This opportunity is now being held by the bank and they would be motivated to find a new company. in the same area, providing for the purchase of its system, which currently provides service to 14 townships, passing a total of 5,110 homes and currently servicing 2,135 subscribers.

     The following communities, all in the state of Michigan, are under franchise agreements with VisionComm: Chester Township, Charlton Township, Vienna Township, Weber Township, Yates Township, Elk Township, Sauble Township. These franchise agreements were purchased from Phoenix Communications. All assignments and transfers were obtained. These cable systems need to be built out within the next 16 months per the franchise agreements.

     Visioncomm's Payphone Division is also headquartered in St. Charles,

Missouri. In 1995, Visioncomm entered into a ten-year contract with Nevada Communications Corp. to provide payphone services to a large healthcare organization's hospitals and healthcare facilities throughout the United States on an exclusive basis. We are currently seeking to sell Visioncomm's Payphone Division, allowing us to devote our full energy to growing the Cable Division, which is more congruent with our current and pending products and services. There can be no assurance, however, that we will be successful in finding a suitable buyer, or, if a suitable prospective buyer is found, that we will be able to negotiate acceptable terms.

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

3D.COM, Inc.

     Our 3D.COM, Inc. division was formed in June 1999 with the acquisition of the assets and technology previously owned by Strata, Inc., an early pioneer in 3D software. Incorporated in the state of Utah, this division is a wholly owned subsidiary of us. This division is in its development stage and is currently not generating any revenue. The plan surrounding the acquisition of Strata, Inc. was to combine the assets and technology of Strata with our existing Web effort to distribute 3D content and tools both online and through over-the-counter software. As part of its online strategy, we, through this division, plan to launch an Internet 3D and virtual reality internet portal (a focused internet destination).

     In November 2000, we elected to discontinue the Strata division of 3D.Com. The Strata assets were acquired in June of 1999 through a foreclosure proceeding against Strata, Inc. initiated by its original creditors. Upon discontinuing the Strata division, we leased the tangible and intangible Strata assets to a new company controlled by three officers of 3D.Com, who were also the founders of Strata, Inc. The lease agreement was for minimal consideration and served as a mechanism for the planned future sale or spin off of the Strata assets as a separate company. We expect to recover our investment in Strata through the sale or spin off of the Strata assets.

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

     We discontinued our Strata Division in November 2000. We are currently in the process of determining which patents and trademarks will be maintained by us. Upon such determination, we will disclose the status of all patents and trademarks in a subsequent filing.

     We currently own or license the following U.S. and foreign patents:

APPLICATION OR
YEAR OF EXPIRATION OR
PATENT/PRODUCT            REGISTRATION NO.    COUNTRY     GRANTED OR FILED      RENEWAL
-----------------------   ----------------    -------     -----------------     -------


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

Chequemate Recording        60/114,264         U.S.A.     December 30, 1998
and Converted to PCT

Broadcasting 3D from 2D     PCT/US99/31233                December 30, 1999


     We currently own or license the following U.S. copyrights:

COPYRIGHT/PRODUCT        REGISTRATION NO.     COUNTRY         GRANTED
-----------------        ----------------     -------     -----------------

StrataVISION 3D           TX 2,688,747         U.S.A.     October 2, 1989

AIM - 3D                  TXu 507, 718         U.S.A.     February 13, 1992


     We currently own or license the following U.S. and foreign trademarks:

                              REGISTRATION NO.               YEAR OF EXPIRATION OR
TRADEMARK/PRODUCT              OR SERIAL NO.       COUNTRY     GRANTED OR FILED        RENEWAL
------------------            ----------------     -------   ---------------------     --------
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

3D SPORTS class 42              75/729,031          U.S.A.     June 16, 1999           Pending

STRATAVISION 3D                  1,606,234          U.S.A.     July 17, 1990           July 17, 2000

STUDIOPRO                        1,892,027          U.S.A.     May 2, 1995             May 2, 2001 (1)

MEDIAPAINT                       2,042,281          U.S.A.     March 4, 1997           March 4, 2003 (1)

POWERING THE CREATIVE            2,098,858          U.S.A.     September 23, 1997      September 23, 2003(1)

ENVIRONMENT

STRATAVISION TMA                   404,400          Canada     November 6, 1992        November 6, 2007

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

Employees

As of June 29, 2001, we and our subsidiaries had 18 full time employees, and 4 consultants.

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

ITEM 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company divides its business activities among four divisions: (1) C-3D Digital, a division that is developing three-dimensional, or 3D, technology for converting two-dimensional, or 2D, video programming and similar video entertainment, or content, to 3D content for film, television and computer applications and will seek to generate revenue from the sale of these conversion services; (2) VisionComm, Inc., a wholly owned subsidiary that derives revenue from the ownership, operation and management of private cable systems in Texas, California, Michigan, Oklahoma and Missouri; (3) Hotel Movie Network, a division that derives revenue from broadcasting entertainment and programming over hotel networks on a pay-per-view or free-to-guest basis(where the hotel pays a flat monthly fee); and (4) 3D.com, a wholly owned subsidiary that discontinued its Strata division in November, 2000.

     Hotel Movie Network accounted for $775,265, or approximately 86%, of our revenues as reported on our Consolidated Statement of Operations for the year ended March 31, 2001. The remaining approximately 14% of our revenues were generated by miscellaneous consulting and similar services rendered by C-3D Digital. Revenues of $362,446 from the Strata division of 3D.Com were included only in footnote disclosure under Discontinued Operations for the year ended March 31, 2001, and were recorded as part of our net Loss from Discontinued Operations. For the year ended December 31, 2000, VisionComm, Inc., had revenues of $3,580,705, which we did not include in our March 31, 2001 Consolidated Statement of Operations.

     The hotel pay-per-view segment currently generates monthly revenue of approximately $65,000. We intend to use this business as an internal test market by providing 3D entertainment to hotel guests. We have adapted our 3D technology to operate through the hotel pay-per-view system and are seeking additional hotel properties in which to operate our hotel pay-per-view operations and conduct market testing. During the next 12 months we expect Hotel Movie Network to account for approximately one-third of our revenue and VisionComm to account for approximately two-thirds of our revenue.

     As travelers become more dependent on Internet connectivity, the trend will be for hotels to provide this service to their guests. HMN will be developing its systems to accommodate broadband connectivity and therefore will be able to generate additional revenues from sources beyond the entertainment spectrum. We expect this will have little or no impact on our operations during the fiscal year ended March 31, 2002 and will gradually increase in fiscal year ended March 31, 2003 and beyond.

     Our auditors have issued a going concern opinion regarding our audited consolidated financial statements as of March 31, 2001. We continue to be dependent on investment capital to fund our operations. We hope to significantly reduce our debt by negotiating stock settlements with our creditors in satisfaction of outstanding obligations. In addition, we expect to raise approximately $3,500,000 in working capital upon completion of the sale of approximately 43,125,565 shares of common stock to Another World, Inc. and other investors pursuant to a private placement. We have also established an equity line of credit with Paladin Trading Company Limited whereby we have the right to require them to purchase shares of our common stock upon demand. However, we do not intend to make any draws on the line of credit through June 30, 2001 and as of the date of this filing we have not made any draws. We believe revenues from the expansion of our VisionComm, Inc. subsidiary and our Hotel Movie Network division, combined with the issuance and sale of additional shares in us, will provide sufficient resources for operations.

ACQUISITION

     In December 2000, we purchased 100% of VisionComm, Inc., a St. Louis, Missouri based cable television and pay-telephone company. VisionComm, Inc. operates on a calendar year end. Accordingly, none of the results of operations of VisionComm were included in our Consolidated Statements of Operations as of March 31, 2001. However, the balance sheet of VisionComm is included in our Consolidated Balance Sheet as of March 31, 2001.

     The purchase of VisionComm resulted in our assumption of $5,335,881 in goodwill and a net increase in our fixed assets of $1,080,473. We will evaluate the recoverability of our goodwill on at least an annual basis.

DISCONTINUED OPERATIONS

     In November 2000, we elected to discontinue the Strata division of 3D.Com. Accordingly the operations of that division are excluded from our operating results. The Strata assets were acquired in June of 1999 through a foreclosure proceeding against Strata, Inc., initiated by the original creditors of Strata, of which we acquired a priority interest. Upon discontinuing the Strata division, we leased the tangible and intangible Strata assets to a new company controlled by three officers of 3D.Com, who were also the founders of Strata, Inc. The lease agreement was for minimal consideration and served as a mechanism for the planned future sale or spin off of the Strata assets as a separate company. We expect to recover our investment in Strata through the sale or spin off of the Strata assets.

RESULTS OF OPERATIONS

FISCAL YEAR MARCH 31, 2001 COMPARED TO MARCH 31, 2000 (AS RESTATED FOR DISCONTINUED OPERATIONS).

     REVENUES: Our revenues for the years ended March 31, 2001 and 2000 have been restated to reflect that the Strata division of 3D.Com has been discontinued. Strata's annual sales of $362,446 in the year ended March 31, 2001 and $268,478 in the year ended March 31, 2000 have been removed from the consolidated results as have the related operating expenses.

     Our total sales for the year ended March 31, 2001 were $905,070 compared to $491,779 for the year ended March 31, 2000, an increase of approximately 84%. Hotel Movie Network accounted for $775,265, or approximately 86%, of our revenues as reported on our Consolidated Statement of Operations for the year ended March 31, 2001. The remaining approximately 14% of our revenues were generated by miscellaneous consulting and similar services rendered by C-3D Digital. Revenues of $362,446 from the Strata division of 3D.Com were included only in footnote disclosure under Discontinued Operations for the year ended March 31, 2001, and were recorded as part of our net Loss from Discontinued Operations. For the year ended December 31, 2000, VisionComm, Inc., had revenues of $3,580,705, which we did not include in our March 31, 2001 Consolidated Statement of Operations. We continue to seek out additional hotels in which to deploy our inventory of equipment, including video cassette players and content, and increase our revenue.

     COST OF SALES: Cost of Goods Sold increased significantly from $229,315 for the year ended March 31, 2000 to $525,841 for the year ended March 31, 2001, corresponding to an increase of approximately 229%. This increase is due primarily to a write-down of the book value of approximately $339,000 of 3D shutter glasses from I-O Display from our C-3D Digital division.

     While revenues increased, gross margin as a percentage of sales decreased due to the increase in cost of goods sold as discussed above. For the year ended March 31, 2001, we realized gross margins of $379,229 or approximately 42% of total revenues, compared to $262,464 or approximately 53% of total revenues for the year ended March 31, 2000.

     EXPENSES: During the year ended March 31, 2001, general and administrative expenses increased by $10,402,239 to a total of $15,266,450. This represents an increase of approximately 314% over the corresponding expenses of $4,864,211 during the prior year. This increase resulted primarily from the issuance of shares and options in consideration for services rendered of $5,175,600, as compensation of options based on the Black Scholes method of valuation of $3,974,631 and in settlement of various liabilities of $1,671,296. The shares and options were valued at their estimated fair value and resulted in an expense of $10,821,527.

     Amortization and depreciation expenses were $1,748,763 and $392,128, respectively, for the year ended March 31, 2001, increases of approximately 66% and 33%, respectively, compared to the corresponding results of $1,053,376 and $295,431, respectively, for the year ended March 31, 2000.

     OTHER INCOME (EXPENSE): Total other expenses increased by $180,168 from $75,213 for the year ended March 31, 2000 to $263,381 for the year ended March 31, 2001, an increase of approximately 250%. This increase was principally attributable to an increase of $159,765 for interest expenses due to an increase in our interest bearing debt

     NET INCOME (LOSS): Net loss for the year ended March 31, 2001 was $17,572,016, a decrease of approximately 6.2% over the net loss of $18,735,469 experienced in the year ended March 31, 2000. Our operations varied widely from fiscal year ended March 31, 2000 to fiscal year ended March 31, 2001 and therefore there is no simple answer for the fluctuations in revenues and expenses. While our net loss decreased $1,163,453, our loss from discontinued operations decreased $11,459,516 from the year ended March 31, 2000 to the year ended March 31, 2001 and this was offset by an increase in General and Administrative expense of $10,402,239 from the year ended March 31, 2000 to the year ended March 31, 2001. On a going forward basis, we expect our operations to stabilize over the next twelve months while we reorganize our company. The trend will be for expenses to significantly decrease over the prior year. However, we believe it will still be at least eighteen months from the fiscal year ended March 31, 2001 before any of our quarterly financial results show a significant increase in revenue.

     CURRENT ASSETS

     Current assets increased from $1,064,765 as of March 31, 2000 to $1,366,637 as of March 31, 2001, an increase of $301,872, or approximately 28%. The increase is the result of our purchase of VisionComm, Inc. and the inclusion of that entity's net accounts receivable of $521,622 in our current assets.

                                              March 31, 2001     March 31, 2000
                                              --------------     --------------
Cash                                            $   20,328         $   49,815
Accounts receivable - net of allowances
of $231,217 and $422,096                           615,337            213,268
in 2001 and 2000, respectively
Employee advances                                   11,700                 --
Inventory                                          698,379            727,512
Prepaid expenses                                    20,893             74,170
                                                ----------         ----------
Total Current Assets                            $1,366,637         $1,064,765
                                                ==========         ==========

     Those of our accounts receivable that are not attributable to VisionComm are primarily due from small to mid-size hotels in which our Hotel Movie Network provides its services on either a pay-per view basis, where the hotel charges and collects fees from guests for content viewed, or on a free-to-guest basis, where the hotel pays us a fee for the services provided. The accounts receivable are net of an allowance of $231,217 for doubtful accounts. We believe the net amount shown is fully collectable.

                                  March 31, 2001   March 31, 2000
                                  --------------   --------------
Accounts Receivable, net
         Hotel Movie Network         $ 93,715         $213,268
         VisionComm, Inc.             521,622
                                     --------         --------
Total Account Receivable             $615,337         $213,268
                                     ========         ========

     Hotel Movie Network's inventory consists of (1) equipment for the distribution of content over television and (2) recorded content that is stored in hotels to support the pay-per-view and free-to-guest services and on hand inventory that is kept in our warehouse and is ready for deployment. VisionComm's inventory consists primarily of receivers, cable boxes, cable and connectors that are used to connect additional units at new and existing properties to our network and are generally required to support the provision of VisionComm's cable television and pay telephone services.

                                  March 31, 2001   March 31, 2000
                                  --------------   --------------
Inventory
         Hotel Movie Network         $620,637         $727,512
         VisionComm, Inc.              77,742
                                     --------         --------
Total Inventory                      $698,379         $727,512
                                     ========         ========

PROPERTY AND EQUIPMENT

                                                  Accumulated                           Net Book Value
                                         Cost              Depreciation            2001                 2000
                                      -----------          ------------        -----------         -----------
Office furniture and fixtures         $   148,815          $    57,078         $    91,737         $   126,894
Machinery and equipment                   982,263              449,000             533,263             949,013
Hotel pay-per view equipment              470,313              211,641             258,672             352,734
Telephone and fixtures                  2,157,608              831,820           1,325,788                  --
Leasehold improvements                     21,049                1,188              19,861                  --
Net assets of discontinued
operations                                                                                            (279,793)
                                      -----------          -----------         -----------         -----------
Total                                 $ 3,780,048          $ 1,550,727         $ 2,229,321         $ 1,148,848
                                      ===========          ===========         ===========         ===========

     Our Net Book Value increased from $1,148,848 as of March 31, 2000 to $2,229,321 as of March 31, 2001, an increase of approximately 94%. This increase is principally due to our purchases of equipment and other personal property, to the VisionComm acquisition and the effects of an increase in accumulated depreciation as of March 31, 2001 of $392,128.

     Other Assets

     Total other assets increased from $3,734,851 as of March 31, 2000 to $6,141,004 as of March 31, 2001, an increase of approximately 64%. This increase is due primarily to an addition of $5,335,881 in Goodwill to our consolidated balance sheet as a result of our acquisition of VisionComm, Inc.

                                                March 31, 2001     March 31, 2000
                                                --------------     -------------
Net assets of discontinued operations             $  752,224         $  988,312
Goodwill                                           5,335,881                 --
Notes receivable                                      35,178             50,000
Movie production costs and product rights          3,664,586          2,649,380
Refundable Deposits                                    3,986             47,159
Investments                                           84,000                 --
                                                  ----------         ----------
Total Other Assets                                $9,875,855         $3,734,851
                                                  ==========         ==========

     In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 generally applies to any business combination occurring after June 30, 2001, and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date SFAS No. 142 is applied in its entirety, which will be April 1, 2001 for us. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, and will be applied to our fiscal year ending March 31, 2002.

MOVIE PRODUCTION AND PRODUCT RIGHTS

                                 NET BOOK VALUE

                             TERM           COST         AMORTIZATION        2001           2000
                           ---------      ----------     ------------     ----------      ----------
Product rights             4-5 years      $3,094,045      $2,132,143      $  961,902      $2,390,351
Contract/movie rights      2-5 years         294,537         294,537              --         259,059
Production cost              5 years       2,725,725         990,906       1,734,819              --
Cable production           10 years        1,326,386         358,521         967,865              --
                                           ----------      ----------      ----------      ----------
                                          $7,440,693      $3,776,107      $3,664,586      $2,649,380
                                          ==========      ==========      ==========      ==========

     Product Rights consisted of the Company's 3D technologies for activities such as converting 2D content to 3D content, the ability to film with special 3D cameras and rights to certain content that can be converted to 3D for distribution through television broadcasting, videocassette recordings, and digital video discs, or DVDs. Product rights have been capitalized and amortized over five years using a straight line method. Total amortization expense for the years ended March 31, 2001 and 2000 amounted to $1,748,763 and $1,053,376, respectively.

     We amortize intangible assets with determinate lives over their estimated useful lives, with the useful lives reassessed periodically, and will assess those intangible assets for impairment in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. In addition, we will evaluate the recoverability of our goodwill on at least an annual basis. In future reporting periods, we will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value as reported on our books and records, including goodwill. If the carrying value exceeds fair value, we will compare the implied fair value of the goodwill to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then we will reduce the goodwill to the corresponding implied fair value.

CURRENT LIABILITIES

     Total current liabilities decreased from $7,188,759 as of March 31, 2000 to $5,616,895 as of March 31, 2001, a decrease of $1,571,864, or approximately 22%. This reduction is due primarily to a reduction in short-term obligations of $1,972,502 as a result of the issuance of common stock to various individuals and companies in consideration for services rendered during the year ended March 31, 2000 and the accrual of a corresponding amount as a liability pending the board of directors' approval of the stock issuance. From March 31, 2000 to March 31, 2001, accrued expenses increased $1,318,300. This increase was due mainly to an increase in accrued salaries and payroll to directors and officers who were working without being fully paid their salaries. We plan on reducing these accruals by issuing stock in lieu of cash in satisfaction of all or part of each component of our liability, with the agreement of the respective parties to whom the liabilities are owed. These increases were offset by a net reduction in the current portion of our long-term debt of $1,349,565, resulting from a reduction of $3,050,000 of debt achieved through the issuance of common stock directly to 12 individual companies collectively managed by Capital Asset, Ltd., but offset by other long-term debt becoming current during the year.

                                         March 31, 2001     March 31, 2000
                                         --------------     --------------
Accounts payable                           $1,418,541         $1,089,974
Short-term obligations                             --          1,972,502
Accrued expenses                            1,694,691            376,391
Income tax payable                                500                500
Accrued interest payable                      133,176            123,605
Current portion long-term debt              2,276,222          3,625,787
Deferred Income                                93,765                 --
                                           ----------         ----------
         Total Current Liabilities         $5,616,895         $7,188,759
                                           ==========         ==========

LONG-TERM LIABILITIES

     During the year ended March 31, 2001, we increased the long-term portion of our long-term debt to $6,397,141. We did not have any long-term debt on March 31, 2000. This increase was due mainly to the acquisition of VisionComm, Inc., in connection with which we issued a promissory note to the former shareholders of VisionComm, Inc. for the principal amount of $2,800,000 (which was subsequently converted to 10,300,000 common shares during quarter ended December 31, 2001) and assumed VisionComm's existing long-term debt of $4,341,236. Total current and long-term debt due to the VisionComm debt at March 31, 2001 was $7,141,236.

STOCKHOLDERS' EQUITY (DEFICIT)

     Our stockholder's equity increased during the year ended March 31, 2001 by $2,698,072 due to the investment of new capital in our company in excess of that year's loss. During the year ended March 31, 2001, we incurred a loss of $17,572,016 and we have incurred losses from our inception through March 31, 2001 of $55,713,971. We do not have an established source of revenue sufficient to cover operating costs and, accordingly, there is substantial doubt about our ability to continue as a going concern.

     During the year ended March 31, 2001 we raised $20,270,766 of capital by issuing 13,904,523 additional shares of our common stock as follows: 6,078,798 shares for services rendered; 3,833,743 shares for debt conversion; 2,500,000 shares for the acquisition of VisionComm Inc.; 788,732 shares issued for cash; and 703,250 shares issued for assets.

     On March 15, 2001, the Company entered into a Master Agreement, as amended and restated. This agreement was modified and restated on June 13, 2001. The agreement contemplates a private placement to raise up to $3,500,000 in return for the issuance of approximately 38,504,275 shares to Another World, Inc. and other investors, a number of shares corresponding to an equity interest in the Company on a fully diluted basis of approximately 51%. The holders of these newly-issued shares will have registration rights customary in such issuances, which rights are set forth in the Registration Rights Agreements included as
Schedule 5.13 to the Master Agreement filed by us with the Securities and Exchange Commission on June 14, 2001 as Exhibit 99(a) to the Proxy Statement filed on that date.

     Under the Master Agreement, at a later date the Company can acquire control of Another World and its assets, including stereoscopic technologies, provided our shareholders and those of Another World approve the transaction. We have not entered into any formal negotiations with Another World or discussed specific terms of this potential acquisition but have agreed that the acquisition will be consummated through the issuance of the Company's common stock in exchange for the in-kind assets of Another World, based on an independent valuation of Another World. Another World has engaged Samil-PricewaterhouseCoopers to perform that independent valuation.

                                                            March 31, 2001        March 31, 2000
                                                            --------------        --------------
                                                             C>
Common stock, $0.0001 par value, 500,000,000 shares
   authorized, authorized, 20,686,292 and 6,781,669
   shares outstanding at 2001 and 2000, respectively         $      2,068          $        678
Capital in excess of par                                       57,169,680            36,900,982
Accumulated deficit                                           (55,713,971)          (38,141,955)
                                                             ------------          ------------
         Total Stockholders' Equity (Deficit)                $  1,457,777          $ (1,240,635)
                                                             ============          ============

LIQUIDITY AND CAPITAL RESOURCES

     We currently have a net negative working capital of $4,250,258 due mainly to accrued expenses of $1,694,691 and the current portion of long-term debt of $2,276,222. In an effort to reduce both of these items, we plan to begin settlement negotiations with applicable creditors and seek their agreement to reduce accrued expenses and current long-term debt in consideration for the issuance to those creditors of shares of our common stock.

     From March 31, 2000 to March 31, 2001, we increased our long-term liabilities by $6,397,141 due to the acquisition of VisionComm, Inc. through our assumption of $4,341,236 of that entity's debt and a promissory note in the principal amount of $2,800,000 that is payable to the former shareholders of VisionComm, Inc. We plan to negotiate an agreement whereby we would issue common stock in consideration for the forgiveness of the $2,800,000 payable pursuant to that promissory note.

     We are in negotiations with the shareholders of AnotherWorld, Inc., a Korean-based, 3D technology company, to issue our common stock to those shareholders for approximately $3,500,000. This external infusion of cash will enable us to reduce our current accounts payable and accrued liabilities and develop a sales and marketing team to market AnotherWorld, Inc.'s 3D products. We have also established an external equity line of credit with Paladin Tradin Company Limited but do not intend to make and have not made any draws thereon. We do not have any other arrangements or agreements that will provide us with additional funding on either an internal or external basis.

     We will need additional funds to fully implement our business plan and to retire all our outstanding current and long-term debts. We expect to fund our capital requirements through existing resources, a sale of shares to the shareholders of Another World, Inc and other investors, credit facilities, vendor financing, equity lines of funding, and other forms of financing as appropriate. However, other than as discussed above, we do not have any specific commitments for any other sources of funds. Our ability to generate cash to meet our future needs will depend generally on our future results of operations and the continued availability of external financing.

     We have not made any commitments for capital expenditures nor do we expect to make any commitments for capital expenditures in the next twelve months. We do expect to make small expenditures for normal acquisitions such as desks, computers and other office furniture, but have not made any commitments for those acquisitions at this time.

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

                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                               (DBA C3-D DIGITAL)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000

                                 C O N T E N T S

Independent Auditors' Reports ............................................. 36

Consolidated Balance Sheets ............................................... 38

Consolidated Statements of Operations ..................................... 41

Consolidated Statements of Stockholders' Equity (Deficit).................. 46

Consolidated Statements of Cash Flows ..................................... 48

Notes to Consolidated Financial Statements ................................ 49

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

Board of Directors
VisionComm, Inc.

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

Kerber, Eck & Braeckel LLP
St. Louis, Missouri
May 25, 2001

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                          March 31,
                                                            ------------------------------------
                                                                  2001               2000
                                                            ----------------    ----------------
CURRENT ASSETS

  Cash                                                      $         20,328    $         49,815
  Accounts receivable - net of allowances of $231,217
   and $422,096 in 2001 and 2000, respectively                       615,337             213,268
  Employee advances                                                   11,700                   -
  Inventory (Note 2)                                                 698,379             727,512
  Prepaid expenses                                                    20,893              74,170
                                                            ----------------    ----------------

     Total Current Assets                                          1,366,637           1,064,765
                                                            ----------------    ----------------

PROPERTY AND EQUIPMENT (Note 3)                                    2,229,321           1,148,848
                                                            ----------------    ----------------

OTHER ASSETS

  Net assets of discontinued operations (Note 14)                    752,224             988,312
  Goodwill (Note 20)                                               5,335,881                   -
  Notes receivable                                                    35,178              50,000
  Movie production cost and product rights (net)                   3,664,586           2,649,380
  Refundable deposits                                                  3,986              47,159
  Investments                                                         84,000                   -
                                                            ----------------    ----------------

     Total Other Assets                                            9,875,855           3,734,851
                                                            ----------------    ----------------

     TOTAL ASSETS                                           $     13,471,813    $      5,948,464
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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      March 31,
                                                         ------------------------------------
                                                               2001               2000
                                                         ----------------    ----------------
CURRENT LIABILITIES

  Accounts payable                                       $      1,418,541    $      1,089,974
  Short-term obligations (Note 19)                                      -           1,972,502
  Accrued expenses                                              1,694,691             376,391
  Income tax payable (Note 16)                                        500                 500
  Accrued interest payable                                        133,176             123,605
  Current portion long-term debt (Note 6)                       2,276,222           3,625,787
  Deferred income                                                  93,765                   -
                                                         ----------------    ----------------

     Total Current Liabilities                                  5,616,895           7,188,759
                                                         ----------------    ----------------

LONG-TERM LIABILITIES

  Long-term debt - related party (Note 5)                       1,187,919                   -
  Long-term debt (Note 6)                                       5,209,222                   -
                                                         ----------------    ----------------

     Total Long-Term Liabilities                                6,397,141                   -
                                                         ----------------    ----------------

     Total Liabilities                                         12,014,036           7,188,759
                                                         ----------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 20,686,192 and 6,781,669 shares
   outstanding at 2001 and 2000, respectively                       2,068                 678
  Capital in excess of par                                     57,169,680          36,900,982
  Accumulated deficit                                         (55,713,971)        (38,141,955)
                                                         ----------------    ----------------

     Total Stockholders' Equity (Deficit)                       1,457,777          (1,240,295)
                                                         ----------------    ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                         $     13,471,813    $      5,948,464
                                                         ================    ================

     The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations

                                                            For the Years Ended March 31,
                                              --------------------------------------------------------
                                                     2001                2000                1999
                                              ----------------    ----------------    ----------------
REVENUES

  Sales - products                            $        905,070    $        491,779    $        682,760
                                              ----------------    ----------------    ----------------

COST OF SALES

  Product, supplies and materials (Note 2)             525,841             229,315             631,132
                                              ----------------    ----------------    ----------------

GROSS MARGIN                                           379,229             262,464              51,628
                                              ----------------    ----------------    ----------------

EXPENSES

  Bad debt expense                                      58,987               46,180             53,820
  Selling expenses                                     224,661              416,047            851,339
  General and administrative                        15,266,450            4,864,211          3,074,839
                                              ----------------    -----------------   ----------------

     Total Expenses                                 15,550,098            5,326,438          3,979,998
                                              ----------------    -----------------   ----------------

OPERATING LOSS                                     (15,170,869)          (5,063,974)        (3,928,370)
                                              ----------------    -----------------   ----------------

OTHER INCOME (EXPENSE)

  Gain on forgiveness of debt                                -               29,375                  -
  Interest income                                       14,442               13,470             11,265
  Interest expense                                    (277,823)            (118,058)           (93,779)
  Gain (loss) on sale of equipment                           -                    -           (160,836)
                                              ----------------    -----------------   ----------------

     Total Other Income (Expense)                     (263,381)             (75,213)          (243,350)
                                              ----------------    -----------------   ----------------

LOSS BEFORE INCOME TAXES                           (15,434,250)          (5,139,187)        (4,171,720)

INCOME TAX PROVISION (Note 16)                             500                  500                500
                                              ----------------    -----------------   ----------------

NET LOSS FROM OPERATIONS                           (15,434,750)          (5,138,687)        (4,171,220)

DISCONTINUED OPERATIONS                             (2,137,266)         (13,596,782)           (40,859)
                                              ----------------    -----------------   ----------------

NET LOSS                                      $    (17,572,016)   $     (18,735,469)  $     (4,212,079)
                                              ================    =================   ================

     The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations

                                                  For the Years Ended March 31,
                                    --------------------------------------------------------
                                           2001                2000                1999
                                    -----------------   -----------------   -----------------
BASIC LOSS PER SHARE

   Continued operations             $          (1.31)   $          (0.85)   $          (0.93)
   Discontinued operations                     (0.18)              (2.24)              (0.01)
                                    -----------------   -----------------    ----------------

                                    $          (1.49)   $          (3.09)   $          (0.94)
                                    =================   =================   =================

FULLY DILUTED LOSS PER SHARE

   Continuing operations            $          (1.31)   $          (0.85)   $          (0.93)
   Discontinued operations                     (0.18)              (2.24)              (0.01)
                                    -----------------   -----------------   -----------------

                                    $          (1.49)   $          (3.09)   $          (0.94)
                                    =================   =================   =================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       11,659,403           6,064,075           4,496,046
                                    =================   =================   =================

     The accompanying notes are an integral part of these consolidated financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
            Consolidated Statements of Stockholders' Equity (Deficit)
                For the Years Ended March 31, 2001, 2000 and 1999

                                                                                                             Total
                                           Total                         Capital                          Stockholders'
                                          Shares        Common          in Excess       Accumulated          Equity
                                          Issued        Stock            of Par           Deficit           (Deficit)
                                        ----------  --------------   --------------  ----------------    ---------------
Balance, March 31, 1998                  3,522,162  $          352   $   18,984,810  $    (15,193,407)   $     3,791,755

Shares issued through
 stock offering                          1,521,358             152        3,771,382                 -          3,771,534
Shares issued for assets                   145,833              15        1,532,985                 -          1,533,000
Shares issued for cash                      92,950               9            3,709                 -              3,718
Correction of an error                      12,500               1                4                 -                  5
Shares issued in exchange
 for services                              273,703              27           43,420                 -             43,447
Shares issued for debt                      21,156               2          126,808                 -            126,810
Net loss                                         -               -                -        (4,213,079)        (4,213,079)
                                        ----------  --------------   -------------- -----------------    ---------------

Balance, March 31, 1999                  5,589,662             558       24,463,118       (19,406,486)         5,057,190

Conversion of debt to stock                646,113              64        3,768,546                 -          3,768,610
Stock for services                         415,846              42        3,678,699                 -          3,678,741
Stock for cash                              87,501               9            3,491                 -              3,500
Options for services                         6,250               1           59,374                 -             59,375
Stock for secured interest                   5,000               1           80,357                 -             80,358
Stock for assets                            31,250               3          320,310                 -            320,313
Issuance of options/warrants
  below market value                             -               -        4,527,087                 -          4,527,087
Old certificate/new rounding                    47               -                -                 -                  -
Net loss                                         -               -                -       (18,735,469)       (18,735,469)
                                        ----------  --------------   --------------  ----------------    ---------------

Balance, March 31, 2000                  6,781,669             678       36,900,982       (38,141,955)        (1,240,295)

Shares issued for assets                   703,250              70        1,826,055                 -          1,826,125
Shares issued for cash                     788,732              79        2,799,921                 -          2,800,000
Shares issued for services               6,078,798             608        6,240,780                 -          6,241,388
Shares issued for debt
 conversion                              3,833,743             383        4,039,553                 -          4,039,936
Issuance of shares / options
 below market value                              -               -        4,580,139                 -          4,580,139
Shares issued for subsidiary             2,500,000             250          782,250                 -            782,500
Net loss                                         -               -                -       (17,572,016)       (17,572,016)
                                        ----------  --------------   --------------  ----------------    ---------------

Balance, March 31, 2001                 20,686,192  $        2,068   $   57,169,680  $    (55,713,971)   $     1,457,777
                                        ==========  ==============   ==============  ================    ===============

     The accompanying notes are an integral part of these consolidated financial statements.

     The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows

                                                                           For the Years Ended March 31,
                                                              -------------------------------------------------------
                                                                     2001             2000                1999
                                                              ----------------  -----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                    $    (17,572,016) $     (18,735,469)    $    (4,213,079)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
   Amortization                                                        785,622          1,053,376             314,873
   Depreciation                                                        171,900            295,431              79,599
   Loss on sale of assets                                                    -                  -             160,836
   Bad debt expense                                                     58,987            368,276              53,820
   Forgiveness of debt                                                       -            (29,375)                  -
   Common stock and options issued for services rendered             8,967,025          8,345,561             448,547
   (Increase) decrease in:
    Accounts receivable                                               (461,056)          (383,622)           (227,437)
    Prepaid expenses                                                    53,277            124,179            (187,090)
    Inventory                                                           29,133          2,388,251             275,246
    Note receivable                                                     14,822             60,000            (530,530)
    Refundable deposits                                                 43,173            (31,455)             (7,651)
    Investment                                                               -              3,000                   -
  Increase (decrease) in:
   Employee advances                                                   (11,700)                -                    -
   Accounts payable                                                    328,567            193,566            (730,202)
   Accrued interest payable                                              9,571              3,871              53,831
   Deferred income                                                      93,765                  -             (54,724)
   Short-term obligations                                                    -          1,972,502                   -
   Accrued expenses                                                  3,829,351            337,719              (4,667)
                                                              ----------------     --------------     ---------------

     NET CASH USED BY OPERATING ACTIVITIES                          (3,659,579)        (4,034,189)         (4,568,628)
                                                              ----------------     --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase or development of intangibles                                     -           (230,807)           (128,021)
  Equipment purchases                                                 (502,268)          (908,440)           (198,736)
                                                              ----------------    ---------------     ---------------
     NET CASH USED BY INVESTING ACTIVITIES                            (502,268)        (1,139,247)           (326,757)
                                                              ----------------    ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                                           1,612,081              3,500           3,502,167
  Issuance of notes payable                                          1,419,360          3,550,000           3,043,409
  Issuance of common stock - related party                           1,187,919                  -                   -
  Payments made on notes payable                                       (87,000)           (62,448)           (138,832)
                                                              ----------------     ----------------   ---------------

   --NET CASH PROVIDED BY FINANCING ACTIVITIES                $      4,132,360     $    3,491,052     $     6,406,744
                                                              ----------------     ----------------   ---------------

   NET INCREASE (DECREASE) IN CASH                            $        (29,487)    $   (1,682,384)    $     1,511,359

   CASH AT BEGINNING OF YEAR                                            49,815          1,732,199             220,840
                                                              ----------------     ----------------   ---------------

   CASH AT END OF YEAR                                        $         20,328     $       49,815     $     1,732,199
                                                              ================     ================   ===============

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

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

                                                              Years
                                                          -------------
                     Office furniture                          5-7
                     Machinery and equipment                   5-7

         MOVIE PRODUCTION COST AND PRODUCT RIGHTS

                                                                                   Net Book Value
                                                                            ------------------------------
                                   Term        Cost         Amortization          2001            2000
                              ------------- -------------   ------------    --------------  --------------
         Product rights           4-5 years $   3,094,045   $  2,132,143    $      961,902  $    2,390,351
         Contract/movie
          rights                  2-5 years       294,537        294,537                 -         259,029
         Production cost            5 years     2,725,725        990,906         1,734,819               -
         Cable production          10 years     1,326,386        358,521           967,865               -
                                            -------------   ------------    --------------  --------------

                                            $   7,440,693   $  3,776,107    $    3,664,586  $    2,649,380
                                            =============   ============    ==============  ==============

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

         BASIC LOSS PER SHARE

         Basic loss per share is calculated using a weighted average for common stock.

                                                            For the Years Ended March 31,
                                                  --------------------------------------------------------
                                                         2001                2000                1999
                                                  ----------------    ----------------    ----------------
         Numerator:
               Net (loss) from operations         $    (15,434,750)   $     (5,138,687)   $     (4,171,220)
               Discontinued operations            $     (2,137,266)   $    (13,596,782)   $        (40,859)

         Denominator (weighted average
               number of shares outstanding)            11,659,403           6,064,075           4,496,046

         Basic (loss) per share

               Continued operations               $          (1.31)   $          (0.85)   $          (0.93)
               Discontinued operations            $          (0.18)   $          (2.24)   $          (0.01)
                                                  ----------------    -----------------   ----------------

                                                  $          (1.49)   $          (3.09)   $          (0.94)
                                                  =================   ================    ================

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

NOTE 2 - INVENTORY

                                                           March 31,
                                               ---------------------------------
                                                      2001               2000
                                               ----------------       ----------
                    Finished goods             $        698,379   $      727,512
                    WIP                                       -                -
                    Raw materials                             -                -
                                               ----------------   --------------

                                               $        698,379   $      727,512
                                               ================   ==============

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

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment as of March 31, 2001 and 2000 are detailed in the following summary:

                                                               Accumulated           Net Book Value
                                                 Cost          Depreciation         2001        2000
                                            ----------------   ------------     -----------  -------------
         Office furniture & fixtures        $        148,815   $     57,078     $    91,737  $     126,894
         Machinery & equipment                       982,263        449,000         533,263        949,013
         Hotel pay-per-view equip.                   470,313        211,641         258,672        352,734
         Telephone & fixtures                      2,157,608        831,820       1,325,788              -
         Leasehold improvements                       21,049          1,188          19,861              -
         Net assets of discontinued
         Operations                                        -              -               -       (279,793)

           Total                            $      3,780,048   $  1,550,727     $ 2,229,321  $   1,148,848
                                            ================   ============     ===========   ============

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

NOTE 5 - RELATED PARTIES

         Notes payable to related parties as of March 31, 2001 and 2000 are detailed in the following summary:

                                                                      2001           2000
                                                                --------------  -------------
         Note payable to CEO; with an interest rate of
         10.4%; unsecured; accrued interest of
         $79,943 is due on demand.                              $            -  $     140,000
                                                                --------------  -------------

         Balance Forward                                        $            -  $     140,000
                                                                --------------  -------------
         Convertible notes payable to officers and
         directors in connection with the acquisition
         of VisionComm, with an interest rate of 8%
         convertible at anytime prior to April 30, 2002
         at the option of the note holder at a price of
         $3.50 per share or at the option of the Company

         if shares of the Company's common stock are
         trading at a price greater than $7.00 per share
         for a period of sixty (60) trading days, accrued
         interest of $24,022, due April 30, 2002, unsecured          1,187,919              -
                                                                --------------  -------------
             Total related party notes payable                       1,187,919        140,000

             Less: current portion                                           -       (140,000)
                                                                --------------  -------------
             Long-term portion                                  $    1,187,919   $          -
                                                                ==============  =============

             Maturities of the related party notes payable are as follows:

                                   Period ending March 31,                2002  $   1,187,919
                                                                          2003              -
                                                                                -------------

                                          Total                                 $   1,187,919
                                                                                =============

NOTE 6 - LONG-TERM DEBT

         Notes payable as of March 31, 2001 and 2000 are detailed in the following summary:

                                                                      2001           2000
                                                                --------------  -------------
         Note payable to a company; due in monthly
         installments of $3,244 which includes
         interest at 8%; due on demand, unsecured               $       49,287  $      48,287
                                                                --------------  -------------

         Balance Forward                                        $       49,287  $      48,287
                                                                --------------  -------------

                                                                    2001           2000
                                                                 -----------    ----------
         Convertible notes payable to various individuals
         in connection with the acquisition of
         VisionComm with an interest rate of 8%
         convertible at anytime prior to April 30, 2002
         at the option of the note holder at a price of
         $3.50 per share or at the option of the
         Company if shares of the Company's common

         stock are trading at a price greater than $7.00
         per share for a period of sixty (60) trading days,
         accrued interest of $32,600 due April 30, 2002,
         unsecured                                                 1,612,081             -

         Notes payable to a Company with monthly
         payments ranging from $450 to $17,931
         and quarterly payments up to $42,099, with
         interest rates ranging from 12% to 14%,
         with maturities at various dates through
         January 2007. The notes are secured by
         equipment                                                 3,081,235             -

         Notes payable to a Company, unsecured,
         payable in monthly installments of $423
         including interest at 12.5% through
         November 2003                                                12,365             -

         Note payable to a Company, unsecured,
         payable in weekly installments of $1,521,
         including interest at 12% through October 2001               63,570             -

         Notes payable to a Company, unsecured,
         payable in monthly installments of $2,260
         including interest at 9% through November
         1, 2005                                                     211,906
                                                                 -----------    ----------

         Balance Forward                                         $ 5,030,444    $   48,287
                                                                 -----------    ----------

         Balance Forward                                         $ 5,030,444    $   48,287

         Note payable to a Company, unsecured,
          payable in monthly installments of interest
          only, calculated at 9% annually, through the
          due date of the principal balance at April 30,
          2002                                                     1,260,000             -

                                                                   2001           2000
                                                              --------------   -----------
         Notes payable to a former stockholders with
          monthly payments of interest only at 10% to
          10.5% annually, through the due date of the
          principal balances at July 2001, unsecured                 356,000             -

         Promissory notes to various companies;
          April 1, 2001, which includes interest at 12%,
          secured by tangible and intangible assets,
          unsecured                                                        -     3,050,000

         Note payable to an individual, due December
          20, 2001, with interest at 8%, unsecured                   300,000             -

         Notes payable to various entities, due on
          demand, interest at 8%, unsecured                          139,000             -

         Note payable to a Company; due on demand,
          interest at 10% due monthly, secured by
          equipment and inventory                                    400,000       440,000

         Note payable to a Company; unsecured, due on
          demand, includes interest at 10%                                 -        87,500
                                                              --------------   -----------

          Total long-term debt                                     7,485,444     3,625,787

                             Less: current portion                (2,276,222)   (3,625,787)
                                                              --------------   -----------

                             Long-term portion                $    5,209,222   $         -
                                                              ==============   ===========

         Maturities of long-term debt are summarized below:

                Period ending March 31,     2002                           $    2,276,222
                                            2003                                3,781,371
                                            2004                                  466,176
                                            2005                                  359,120
                                            2006 and thereafter                   602,555
                                                                           --------------
                                                  Total                    $    7,485,444
                                                                           ==============

         As part of the consideration for the acquisition of VisionComm, Inc. (see Note 20), the Company issued $1,612,081 notes payable and $1,187,919 notes payable to related parties (the Notes). The Notes bear interest at a rate of 8% per annum and are due and payable in full on or before April 30, 2002. The Notes are convertible at any time on or before the due date, in whole or in part, into shares of common stock of the Company, at a price of $3.50 per share. In addition, the Company has the right to convert all principal and accrued interest under the Notes into common stock of the Company at any time prior to April 30, 2002, if the Company's common stock is trading at a price of $7.00 or greater for any period of sixty (60) trading days. In accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, no amount has been attributed to the conversion feature of the Notes as they were issued at a price significantly above the fair market value of the Company's common stock on the date of issue, or $0.31 per share, and the conversion price does not decrease.

NOTE 7 - LEASES

         At March 31, 2001, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                                  Operating
                                                                   Leases
                                                              -------------
         Period ended March 31,
                2002                                          $     105,000
                2003                                                107,400
                2004                                                107,400
                2005                                                109,800
                2006                                                 75,300
                later years                                         129,600
                                                              -------------

         Total minimum lease payments                         $     634,500
                                                              =============

         Rental expense for the years ended March 31, 2001, 2000 and 1999 amounted to $421,098, $135,860 and $135,580, respectively.

NOTE 8 - CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

         CASH FLOW INFORMATION

                                                                 MARCH 31,
                                             ---------------------------------------------
                                                  2001           2000            1999
                                             -------------   -------------   -------------
         Interest paid                       $     268,352   $       2,134   $      34,535

         Income taxes paid                   $         500   $         500   $         500

         NON-CASH INVESTING AND FINANCING ACTIVITIES

         For the years ending March 31, 2001, 2000 and 1999, the Company incurred the following non-cash investing and financing activities.

                                                                       March 31,
                                                    ------------------------------------------------
                                                        2001            2000             1999
                                                    ---------------  --------------   --------------
         Capital lease obligations incurred         $             -  $            -   $       29,895
         Issuance of stock and options for
          services rendered                         $    10,821,527  $    8,345,561   $      448,547
         Issuance of stock for assets               $     1,826,125  $      510,313   $    1,533,000
         Increase in debt for assets                $             -  $            -   $      440,000
         Issuance of stock for debt                 $     4,039,936  $    3,768,610   $            -
         Issuance of stock for subsidiary           $       782,500  $            -   $            -
         Acquisition of subsidiary:
                 Assets acquired                    $     3,054,524
                 Liabilities assumed                     (4,807,905)
                 Goodwill                                 5,335,881
                                                    ---------------
                 Purchase price                           3,582,500
                 Payment with 2,500,000 shares
                  of common stock                           782,500
                 Note payable                             2,800,000
                                                    ---------------
                 Cash used for acquisition          $             -
                                                    ===============

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

          In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need additional capital resources. Management has formulated a plan to raise additional funding though stock issuances and increase in debt. In addition, the Company's projected revenues from the establishment of its VisionComm subsidiary, the expansion of its cable and hotel activities, and the completion of its pending private placement with Another World, would provide sufficient capital for operations. However, management cannot provide any assurances that the Company will be successful in accomplishing any if its plans.

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

          A summary of the status of options at March 31, 1999, 2000 and 2001 and changes during the years ended on those dates is as follows:

                                                         2001                        2000                          1999
                                             ---------------------------  ---------------------------   ----------------------------
                                                               Weighted                    Weighted                     Weighted
                                                               Average                     Average                       Average
                                                               Exercise                    Exercise                      Exercise
                                                 Shares         Price       Shares          Price          Shares         Price
                                             --------------  -----------  ------------  -------------   ------------  --------------
          Outstanding, beginning of year          2,429,203  $     11.04       201,987  $        0.04        517,890            1.74
              Granted                               784,522         0.71     2,314,717          12.85         16,000
              Canceled                             (799,037)      (19.00)            -              -        (63,200)          14.00
              Exercised                            (600,000)       (0.04)      (87,501)          0.04       (268,703)           0.04
                                             --------------  -----------  ------------  -------------   ------------  --------------
          Outstanding, end of year                1,814,688  $      8.21     2,429,203  $       11.04        201,987  $         0.04
                                             --------------  -----------  ------------  -------------   ------------  --------------
          Exercisable, end of year                  237,500  $      1.27     2,429,203  $       11.04        201,987  $         0.04
                                             --------------  -----------  ------------  -------------   ------------  --------------
          Weighted average fair value of
           options and warrants granted
           during the year                                   $       .71                $       12.85                 $        0.04
                                                             ===========                =============                 ==============

          STOCK OPTIONS (CONTINUED)

                                                                             Outstanding                       Exercisable
                                                              ----------------------------------------   ---------------------------
                                                                              Weighted
                                                                              Average       Weighted                      Weighted
                                                               Number        Remaining      Average       Number          Average
                                            Range of          Outstanding    Contractual    Exercise      Exercisable     Exercise
                                        Exercise Prices       At 9/30/01        Life         Price        At 9/30/01       Price
                                     ----------------------   -----------  ------------  -------------   ------------  -------------
                                        $   0.04 - 0.04           495,938          5.04  $         .04         37,500  $         .04
                                             .50 - 2.00           500,000          9.75           1.07        200,000           1.50
                                            6.00 - 8.00           258,750          3.50           7.66              -              -
                                          12.00 - 16.00           205,000          3.73          13.20              -              -
                                          24.00 - 28.00           355,000          3.75          26.28              -              -
                                                              -----------  ------------  -------------   ------------  -------------

                                        $  0.04 - 28.00         1,814,688          5.15  $        9.65        237,500  $         .77
                                                              ===========  ============  =============   ============  =============

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

                                                                   March 31,
                                              -------------------------------------------------
                                                    2001             2000            1999
                                              ---------------   --------------  ---------------
          NET SALES                           $       362,446   $      268,478  $       570,886
                                              ---------------   --------------  ---------------

          OPERATING EXPENSES
           Operating cost                           2,262,891       13,384,554          571,241
           Depreciation and amortization              236,821          480,706           40,504
                                              ---------------   --------------  ---------------

             Total Operating Expenses               2,499,712       13,865,260         (611,745)
                                              ---------------   --------------  ----------------

          LOSS BEFORE INCOME TAXES                 (2,137,266)     (13,596,782)         (40,859)
                                              ---------------   --------------  ---------------

          INCOME TAXES                                      -                -                -
                                              ---------------   --------------  ---------------

          LOSS FROM DISCONTINUED
          OPERATIONS                          $    (2,137,266)  $  (13,596,782) $       (40,859)
                                              ===============   ==============  ===============

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

          The Company has no additional related-party transactions for the past two years.

NOTE 16 - PROVISION FOR INCOME TAXES

          The provision for income taxes for the years ended March 31, 2001 and 2000 consists of the following:

                                             Current              Deferred                 Total
                                       ------------------    -----------------     -----------------

          Year ended March 31, 2001
            U.S. Federal               $               -     $               -     $               -
            State and local                           500                    -                   500
                                       ------------------    -------------------   -----------------

                                       $              500    $               -     $             500
                                       ==================    =================     =================

          Year ended March 31, 2000
            U.S. Federal               $                -    $               -     $               -
            State and local                           500                    -                   500
                                       ------------------    -----------------     -----------------

                                       $              500    $               -     $             500
                                       ==================    =================     =================

          Income tax expense was $500 for each of the years ended March 31, 2001, 2000 and 1999, respectively, and differed from the amounts computed by applying the combined U.S. Federal and Utah State income tax rate of 38 percent to loss from operations before provision for income taxes and extraordinary item as a result of the following:

                                                                             2001                  2000
                                                                     -----------------     -----------------

Computed expected benefit                                  $      (6,624,000)    $      (7,215,000)
          State tax payable                                                        500                   500
          Increase (reduction) in income taxes resulting from:
             Change in valuation allowance for deferred
              tax assets                                                     3,745,274             4,778,892
             Non-deductible expenses                                         2,878,726             2,436,108
                                                                     -----------------     -----------------

               Income Tax Provision                                  $             500     $             500
                                                                     =================     =================

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2001 and 2000 are presented below:

          Deferred tax assets:
            Net operating loss carryforwards
              Total deferred tax assets                              $      16,617,048     $      12,871,774
              Less valuation allowance                                     (16,617,048)          (12,871,774)
                                                                     -----------------     -----------------

              Net Deferred Tax Assets                                $               -     $               -
                                                                     =================     =================

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

          Financial information with respect to the reportable segments follows:

                                                                            2001
                                            ---------------------------------------------------------------
                                              Centric       Hotel Pay-      Cable
                                             Graphical      Per-Vie        Channel   3-D Units     Total
                                            -------------  ------------- ---------- ----------- -----------
          Revenue from external customer         129,805        775,265          -          -      905,070
          Depreciation and amortization        1,111,171      1,029,720          -          -    2,140,891
          Operating cost                      12,970,170      1,090,211          -          -   14,060,381
          Segment loss                        13,951,536      1,344,666          -          -   15,296,202

                                                                            2000
                                            ---------------------------------------------------------------
                                              Centric       Hotel Pay-      Cable
                                             Graphical      Per-Vie        Channel   3-D Units    Total
                                            -------------  ------------- ---------- ----------- -----------
          Revenue from external customer       2,154,164        411,367          -     268,478   2,834,009
          Depreciation and amortization          435,510        432,591    434,237      46,469   1,348,807
          Operating cost                       6,115,019      5,117,803  6,304,114   2,775,907  20,312,843
          Segment loss                         4,396,365      5,139,027  6,738,351   2,553,898  18,827,641

                                                                            1999
                                            ---------------------------------------------------------------
                                              Centric       Hotel Pay-      Cable
                                             Graphical      Per-Vie        Channel   3-D Units    Total
                                            -------------  ------------- ---------- ----------- -----------
          Revenue from external customer         111,874              -          -     570,886     682,760
          Depreciation and amortization           39,095              -          -      40,504      79,599
          Operating cost                       4,274,999              -          -     571,241   4,846,240
          Segment loss                         4,202,220              -          -      40,859   4,243,079

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

          Unaudited pro forma consolidated results of operations for the years ended March 31, 2001 and 2000 as though Vision.Comm had been acquired as of April 1, 1999 follow:

                                              2001               2000
                                     -----------------    ----------------
          Sales                      $       3,580,705    $      5,764,558)
          Net loss                         (18,471,947)        (19,730,923)
          Loss per share                         (1.58)              (3.25)

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

DIRECTORS

                                                 FIRST        SHARES OF COMMON       PERCENTAGE OF
NAME AND PRINCIPAL OCCUPATION                    BECAME A     STOCK                  COMMON STOCK
OR EMPLOYMENT                            AGE     DIRECTOR     BENEFICIALLY OWNED     OUTSTANDING
-----------------------------            ---     ----------   ------------------     -------------
William J. Brinkmeier                     51     Feb., 2001      1,185,414              4.62%
Vice-President, Chequemate
International, Inc.

Thomas Nix                                53     Feb., 2001        428,315              1.67%
Vice-President, Chequemate,
International, Inc.

Robert E. Warfield                        61     1995              250,000              0.97%
Partner in the real estate
company of Moore Warfield & Glick

Andre Peterson                            48     1998              250,885 (1)          0.98%
VP of Marketing and Chief Marketing
Officer of Cogito Incorporated

John Bartholomew                          42     1998              259,060 (2)          1.01%
General Manager of the Kaizen Group

Daniel Thompson                           50     1999              125,000 (3)          0.05%

J. Michael Heil *                         46     1998            1,105,000 (3)          4.31%
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

  10.7         Right of Entry Agreement between VisionComm and Sevo Miller,
               Inc. dated August 28, 2000.


* Previously filed with the Commission as an exhibit to the Company's 10-KSB for the fiscal year ended March 31, 2001 filed with the Commission July 11, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHEQUEMATE INTERNATIONAL, INC.

March 21, 2002                         /s/ Chandos Mahon
                                       ----------------------------------
                                       CHANDOS MAHON
                                       PRESIDENT, CEO AND CFO


Date: March 21, 2002

By /s/ William Brinkmeier
------------------------------------
William Brinkmeier, Director Date: March 21, 2002

By /s/ In Q Lee
------------------------------------
In Q Lee, Director Date: March 21, 2002

By /s/ Chandos Mahon
-------------------------------------
Chandos Mahon, Director, President, CEO, CFO Date: March 21, 2002

By /s/ Thomas Nix
------------------------------------
Thomas Nix, Director Date: March 21, 2002

By /s/ Philmoon Seong
------------------------------------
Philmoon Seong, Director Date: March 21, 2002