Form 10QSB/A
period 2001-09-30
C 3D DIGITAL INC
filed 2002-03-22
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                 Amendment No. 2

                                   (Mark one)
              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        COMMISSION FILE NUMBER: 01-15043

                         CHEQUEMATE INTERNATIONAL, INC.
        (Exact Name of small business issuer as specified in its charter)

        Utah                                                 76-0279816
------------------------                                ---------------------
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

                                EXPLANATORY NOTE

On November 11, 2001, Chequemate International, Inc., a Utah corporation (the Company), filed a Quarterly Report on 10-QSB for the fiscal quarter ended September 30, 2001. The Company filed Amendment No. 1 in order to expand and clarify certain information contained in Management's Discussion and Analysis and the notes to the financial statements. The company is filing this Amendment No. 2 in order to further clarify certain information contained in Management's Discussion and Analysis and the notes to the financial statements. The information contained in this Amendment No. 1 is current as of September 30, 2001.

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

64,702,640 Shares of Common Stock as of September 30, 2001.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

                         CHEQUEMATE INTERNATIONAL, INC.
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

      PART I.  FINANCIAL INFORMATION

            ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS                           3

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS                        25

                        LIQUIDITY AND CAPITAL RESOURCES                            30

      PART II. OTHER INFORMATION

            ITEM 1.     LEGAL PROCEEDINGS                                          31

            ITEM 2.     CHANGES IN SECURITIES                                      32

            ITEM 3.     SIGNIFICANT TRANSACTIONS                                   33

            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        34

            ITEM 5.     EXHIBITS AND REPORTS ON FORM 8-K                           34


                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                               (dba C3-D DIGITAL)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2001 AND MARCH 31, 2001

                                 C O N T E N T S

Consolidated Balance Sheets ............................................ 3

Consolidated Statements of Operations .................................. 5

Consolidated Statements of Cash Flows .................................. 6

Notes to Consolidated Financial Statements ............................. 7

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                           September 30,            March 31,
                                                                                2001                  2001
                                                                         -----------------      ----------------
                                                                            (Unaudited)
CURRENT ASSETS

  Cash                                                                   $       1,945,014      $         20,328
  Accounts receivable - net of allowances of $277,175
    and $231,217, respectively                                                     588,167               615,337
  Note receivable - related party                                                  251,376                     -
  Employee advances                                                                  6,500                11,700
  Inventory (Note 2)                                                               683,155               698,379
  Prepaid expenses                                                                  19,934                20,893
                                                                         -----------------      ----------------

     Total Current Assets                                                        3,494,146             1,366,637
                                                                         -----------------      ----------------

PROPERTY AND EQUIPMENT                                                           1,789,142             2,229,321
                                                                         -----------------      ----------------

OTHER ASSETS

  Net assets of discontinued operations                                            752,224               752,224
  Goodwill                                                                       4,802,293             5,335,881
  Notes receivable                                                                       -                35,178
  Movie production cost and product rights (net)                                 3,097,839             3,664,586
  Refundable deposits                                                               15,200                 3,986
  Investments                                                                            -                84,000
                                                                         -----------------      ----------------

     Total Other Assets                                                          8,667,556             9,875,855
                                                                         -----------------      ----------------
TOTAL ASSETS                                                             $      13,950,844      $     13,471,813
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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                       For the                            For the
                                                                 Three Months Ended                  Six Months Ended
                                                                    September 30,                      September 30,
                                                          --------------------------------   ------------------------------
                                                               2001              2000             2001             2000
                                                          ---------------   --------------   --------------   -------------
REVENUES                                                  $       721,573   $    2,112,771   $    1,454,005   $   2,230,480

COST OF SALES                                                     436,778        1,025,119          825,764       1,389,531
                                                          ---------------   --------------   --------------   -------------

GROSS PROFIT (LOSS)                                               284,795        1,087,652          628,241         840,949
                                                          ---------------   --------------   --------------   -------------

EXPENSES

  Depreciation and amortization                                   685,487           71,033        1,375,658         376,172
  Bad debt expense                                                  9,299                -           22,141               -
  Selling expenses                                                      -          848,265                -       1,102,893
  General and administrative                                      346,221          652,393        1,281,410       5,846,611
                                                          ---------------   --------------   --------------   -------------

     Total Expenses                                             1,041,007        1,571,691        2,679,209       7,325,676
                                                          ---------------   --------------   --------------   -------------

OTHER INCOME (EXPENSE)

  Other income                                                     16,387           19,513           99,287          19,513
  Interest income                                                  10,765           14,797           10,844          15,341
  Loss on sale of assets                                         (113,727)               -         (113,727)              -
  Interest expense                                               (209,840)        (332,184)        (436,940)       (441,260)
                                                          ---------------   --------------   --------------   -------------

     Net Other Expense                                           (296,415)        (297,874)        (440,536)       (406,406)
                                                          ---------------   --------------   --------------   -------------

NET (LOSS) BEFORE INCOME TAXES                                 (1,052,657)        (781,913)      (2,491,504)     (6,891,133)

INCOME TAX PROVISION                                                    -                -                 -              -
                                                          ---------------   --------------   --------------   -------------

NET (LOSS) FROM OPERATIONS                                     (1,052,627)        (781,913)      (2,491,504)     (6,891,133)

DISCONTINUED OPERATIONS                                                 -         (595,796)               -        (599,710)
                                                          ---------------   --------------   --------------   -------------

NET (LOSS)                                                $    (1,052,627)  $   (1,377,709)  $   (2,491,504)  $  (7,490,843)
                                                          ===============   ==============   ==============   =============

BASIC (LOSS) PER SHARE

  Continued operations                                    $         (0.02)  $        (0.08)  $        (0.06)  $       (0.71)
  Discontinued operations                                           (0.00)           (0.06)           (0.00)          (0.06)
                                                          ---------------   --------------   --------------   -------------
                                                          $         (0.02)  $        (0.14)  $        (0.06)  $       (0.77)
                                                          ===============   ==============   ==============   =============

AVERAGE NUMBER OF SHARES OUTSTANDING                           53,221,775        9,713,075       44,697,440       9,713,075
                                                          ===============   ==============   ===============  =============

   The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           For the
                                                                                       Six Months Ended
                                                                                         September 30,
                                                                            -------------------------------------
                                                                                   2001                2000
                                                                            -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                                $      (2,491,504)  $      (7,490,843)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                                                   1,375,658             686,488
    Bad debt expense                                                                   22,141              50,000
    Common stock and options issued for interest and services                               -           6,190,075
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivables                                        27,170             (39,078)
    (Increase) decrease in related party receivables                                 (216,198)                  -
    (Increase) decrease in inventory                                                   15,224             313,748
    (Increase) decrease in prepaid expense                                                959             (88,971)
    (Increase) decrease in deposits                                                    (6,014)            (45,707)
    Increase (decrease) in accounts payable                                           (49,734)           (463,030)
    Increase (decrease) in accrued expenses                                          (547,057)            476,834
    Increase (decrease) in accrued interest                                           254,376            (205,000)
                                                                            -----------------    ----------------

     Net Cash (Used) by Operating Activities                                       (1,614,979)           (615,484)
                                                                            -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of assets                                                         39,665                   -
  Purchase of fixed assets and movie rights                                                 -            (238,465)
                                                                            -----------------    ----------------

     Net Cash Provided (Used) by Investing Activities                                  39,665            (238,465)
                                                                            -----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from common stock                                                        3,500,000                   -
  Proceeds from debt                                                                        -             849,000
                                                                            -----------------    ----------------

     Net Cash Provided by Financing Activities                                      3,500,000             849,000
                                                                            -----------------    ----------------

NET INCREASE (DECREASE) IN CASH                                                     1,924,686              (4,949)

CASH AT BEGINNING OF PERIOD                                                            20,328              49,815
                                                                            -----------------    ----------------

CASH AT END OF PERIOD                                                       $       1,945,014    $         44,866
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

                                                               YEARS
                    Office furniture                            5-7
                    Machinery and equipment                     5-7

          BASIC LOSS PER SHARE

          Basic loss per share is calculated using a weighted average for common stock.

                                                                                           For The
                                                                                      Six Months Ended
                                                                                         September 30,
                                                                            ---------------------------------------
                                                                                   2001                  2000
                                                                            -----------------    ------------------
          Numerator:
                  Net (loss) from operations                                $      (2,491,504)   $       (6,891,133)
                  Discontinued operations                                   $               -    $         (599,710)

          Denominator (weighted average number
            of shares outstanding)                                                 44,697,440             9,713,075

          Basic (loss) per share
                  Net (loss) from operations                                $           (0.06)   $            (0.71)
                  Discontinued operations                                   $               -    $            (0.06)
                                                                            -----------------    ------------------

                                                                            $           (0.06)   $            (0.77)
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

NOTE 2 -  INVENTORY

                                                                       September 30,         March 31,
                                                                           2001                2001
                                                                    -----------------    ---------------
                                                                       (Unaudited)
                  Finished goods                                    $         683,155    $       698,379
                  WIP                                                               -                  -
                  Raw goods                                                         -                  -
                                                                    -----------------    ---------------

                                                                    $         683,155    $       698,379
                                                                    =================    ===============

          The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations.

NOTE 3 -  RELATED PARTIES

          Notes payable to related parties as of September 30, 2001 and March 31, 2001 are detailed in the following summary:

                                                                                   September 30,         March 31,
                                                                                       2001                2001
                                                                                 ---------------    ---------------
                                                                                  (Unaudited)
          Convertible notes payable to officers and directors, in connection with the acquisition of VisionComm, with an interest rate of 8%, convertible at anytime prior to April 30, 2002 at the option of the note holder at a price of $3.50 per share or at the option of the Company if shares of the Company's common stock are trading at a price greater than $7.00 per share for a period of sixty
           (60) trading days, accrued interest of $24,022, due
           April 30, 2002, unsecured.                                                  1,187,919          1,187,919

          Notes payable to a former stockholders with monthly payments of interest only at 10% to 10.5% annually, through the due date of
           the principal balances at July 2001, unsecured                                388,851                  -

               Total related party notes payable                                       1,576,770          1,187,919

               Less: current portion                                                   1,576,770                  -

               Long-term portion                                                 $             -    $     1,187,919

          Maturities of the related party notes payable are as follows:

                                Period ending September 30,  2002                                   $     1,576,770
                                                             2003                                                 -
                                                                                                    ---------------

                                                             Total                                  $     1,576,770
                                                                                                    ===============

          Notes payable as of September 30, 2001 and March 31, 2001 are detailed in the following summary:

                                                                                  September 30,        March 31,
                                                                                      2001               2001
                                                                                 ---------------    ---------------
                                                                                   (Unaudited)
          Note payable to a company; due in monthly
           installments of $3,244 which includes interest
           at 8%; due on demand, unsecured.                                      $        49,287    $        49,287
                                                                                 ---------------    ---------------

          Balance Forward                                                        $        49,287    $        49,287
                                                                                 ---------------    ---------------

NOTE 4 -  LONG-TERM DEBT

          Convertible notes payable to various individuals In connection with the acquisition of VisionComm with an interest rate of 8%, convertible at anytime prior to April 30, 2002, at the option of the note holder at a price of $3.50 per share or at the option of the Company if shares of the Company's common stock are trading at a price greater than $7.00 per share for a period of sixty
           (60) Days, accrued interest of $32,600 due April 30, 2002,
           unsecured.                                                                  1,612,081          1,612,081

          Notes payable to a Company with monthly payments ranging from $450 to $17,931 and quarterly payments up to $42,099, with interest rates ranging from 12% to 14%, with maturities at various dates
           through January 2007.  The notes are secured by equipment.                  2,909,697          3,081,235

          Notes payable to a Company, unsecured, payable in monthly
           installments of $423, including interest at 12.5% through
           November 2003, unsecured.                                                      10,550             12,365

          Note payable to a Company, unsecured,
           payable in weekly installments of $1,521,
           including interest at 12% through October 2001.                                     -             63,570

          Notes payable to a Company, unsecured, payable
           in monthly installments of $2,260 including
           interest at 9% through November  1, 2005.                                     193,994            211,906

          Note payable to a Company, unsecured, payable in monthly
           installments of interest only, calculated at 9% annually, through
           the due date of the principal balance at April 30, 2002.                    1,260,000          1,260,000

          Notes payable to a former stockholders with monthly payments of interest only at 10% to 10.5% annually, through the due date of
           the principal balances at July 2001, unsecured.                                     -            356,000

          Note payable to an individual, due December
           20, 2001, with interest at 8%, unsecured.                                     300,000            300,000
                                                                                ----------------    ---------------

          Balance Forward                                                        $     6,335,609    $     6,946,444
                                                                                ----------------    ---------------

          Notes payable to various entities, due on
           demand, interest at 8%.                                                       142,855            139,000

          Note payable to a company; due on demand,
           interest at 10% due monthly, secured by
           equipment and inventory.                                                            -            400,000
                                                                                ----------------    ---------------

               Total long-term debt                                                    6,478,464          7,485,444

               Less: current portion                                                  (3,659,815)        (2,276,222)
                                                                                ----------------    ---------------

               Long-term portion                                                $      2,818,649    $     5,209,222
                                                                                ================    ===============

          Maturities of long-term debt are summarized below:

                 Period ending September 30,   2002                                                 $     3,659,815
                                               2003                                                       1,587,227
                                               2004                                                         466,176
                                               2005                                                         359,120
                                               2006 and thereafter                                          406,126
                                                                                                    ---------------

                             Total                                                                  $     6,478,464
                                                                                                    ===============

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

NOTE 5 -  LEASES

          At September 30, 2001, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                                                                   Operating
                                                                                                      Leases
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

NOTE 6 -  CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

          CASH FLOW INFORMATION

                                                                             September 30,        March 31,
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

                                                                             September 30,        March 31,
                                                                                2001                 2001
                                                                          ------------------  -----------------
                                                                              (Unaudited)
          Issuance of stock and options for services rendered              $         52,035    $    10,821,527
          Issuance of stock for assets                                     $              -    $     2,800,000
          Issuance of stock for debt                                       $         71,260    $     4,039,936
          Issuance of stock for subsidiary                                 $              -    $       782,500

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

          The following is a summary of the loss from discontinued operations:

                                                                                                  For the
                                                                                             Six Months Ended
                                                                                                September 30,
                                                                                      --------------------------------
                                                                                           2001              2000
                                                                                      --------------    --------------
                                                                                        (Unaudited)       (Unaudited)
          REVENUES                                                                    $            -    $      402,876

          COST OF SALES                                                                            -            39,489
                                                                                      --------------    --------------

          GROSS MARGIN                                                                             -           363,387
                                                                                      --------------    --------------

          EXPENSES

            Depreciation and amortization                                                          -            40,198
            Bad debt expense                                                                       -                 -
            Selling expenses                                                                       -           676,538
            General and administrative                                                             -           247,014
                                                                                      --------------    --------------

               Total Expenses                                                                      -           963,750
                                                                                      --------------    --------------

          OTHER INCOME (EXPENSE)

            Other income                                                                           -               653
            Interest income                                                                        -                 -
            Loss on sale of assets                                                                 -                 -
            Interest expense                                                                       -                 -
                                                                                      --------------    --------------

               Net Other Income                                                                    -               653
                                                                                      --------------    --------------

          NET (LOSS) BEFORE INCOME TAXES                                                           -          (599,710)

          INCOME TAX PROVISION                                                                     -                 -
                                                                                      --------------    --------------

          NET (LOSS) FROM OPERATIONS                                                  $            -    $     (599,710)
                                                                                      ==============    ==============

          DISCONTINUED OPERATIONS                                                                  -                 -
                                                                                      --------------    --------------

          NET LOSS                                                                    $            -    $     (599,710)
                                                                                      ==============    ==============

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

The purchase of VisionComm resulted in the creation of $5,335,881 of goodwill and a net increase in fixed assets of $1,080,473. We will evaluate the recovery of the goodwill on a quarterly basis. Our amortization expense is expected to be approximately $1,067,000 per year for five years based on the $5,335,881 of Goodwill. We do not anticipate any impairment charges to be recorded against our Goodwill at this time. Interest expense on an annual basis will be approximately $583,000 payable to the creditors of VisionComm. We are aggressively pursuing a stock settlement to pay down the VisionComm debt. This will significantly reduce our monthly cash outflow and improve the overall liquidity of our operations.

We expect the sales of VisionComm to remain constant for the next twelve months in the cable sector and then to increase as we add new properties to our system. The trend in the payphone sector is a continual decline in sales due to the expansion of personal cell phones. Payphone revenue accounts for approximated 25% of VisionComm revenue. We expect this to level off at 20% in the next twelve months.

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

Movie Production and Product Rights


                                                                                   Net Book Value
                                                                            September 30,     March 31,
                                  Term          Cost    Amortization              2001          2001
                            -----------   ----------   -------------     ---------------------------
Product rights              4-5 years     $3,094,045      $2,441,548     $  652,497       $  961,902
Contract/movie rights       2-5 years        324,559         294,537         30,022               --
Production Cost             5 years        2,725,725       1,173,519      1,552,206        1,734,819
Cable production            10 years       1,326,386         463,272        863,114          967,865
                                          ----------      ----------     ----------       ----------
                                          $7,470,715      $4,372,876     $3,097,839       $3,664,586
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

                                       CHEQUEMATE INTERNATIONAL, INC.


March 21, 2002                         /s/ CHANDOS MAHON
                                       -----------------------------------------
                                       CHANDOS MAHON
                                       PRESIDENT, CEO AND CFO