Form 10QSB/A
period 2001-12-31
C 3D DIGITAL INC
filed 2002-03-22
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A


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

                               EXPLANATORY NOTE

On February 19, 2002, C-3D Digital, Inc., a Utah Corporation, (the Company), filed a Quarterly Report on 10-QSB for the fiscal quarter ended December 31, 2001. The Company is filing this Amendment No. 1 in order to expand and clarify certain information contained in Management's Discussion and Analysis and the notes to the financial statements. The information contained in this Amendment No. 1 is current as of December 31, 2001.

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

89,166,871 Shares of Common Stock as of March 20, 2002.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                               (dba C3-D DIGITAL)

                       CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 2001 AND MARCH 31, 2001

                                 C O N T E N T S

Consolidated Balance Sheets ................................................ 3

Consolidated Statements of Operations ...................................... 5

Consolidated Statements of Cash Flows ...................................... 6

Notes to Consolidated Financial Statements ................................. 7

                CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                          Consolidated Balance Sheets

                                     ASSETS

                                                                   December 31,           March 31,
                                                                      2001                  2001
                                                                  -------------         -------------
                                                                   (Unaudited)
CURRENT ASSETS

 Cash                                                             $     649,714         $      20,328
 Accounts receivable - net of allowances of $288,076
  and $231,217, respectively                                            590,362               615,337
 Note receivable - related party                                        322,943                     -
 Employee advances                                                        6,500                11,700
 Inventory (Note 2)                                                     787,320               698,379
 Prepaid expenses                                                       266,537                20,893
                                                                  -------------         -------------

   Total Current Assets                                               2,623,376             1,366,637
                                                                  -------------         -------------

PROPERTY AND EQUIPMENT                                                1,721,393             2,229,321
                                                                  -------------         -------------

OTHER ASSETS

 Net assets of discontinued operations                                  752,224               752,224
 Goodwill                                                             4,535,499             5,335,881
 Notes receivable                                                             -                35,178
 Movie production cost and product rights (net)                       2,819,080             3,664,586
 Refundable deposits                                                    198,852                 3,986
 Investments                                                                  -                84,000
                                                                  -------------         -------------

   Total Other Assets                                                 8,305,655             9,875,855
                                                                  -------------         -------------

   TOTAL ASSETS                                                   $  12,650,424         $  13,471,813
                                                                  =============         =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                    Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   December 31,           March 31,
                                                                      2001                  2001
                                                                  -------------         -------------
                                                                   (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                                 $   1,409,718         $   1,418,541
 Accrued expenses                                                       761,982             1,694,691
 Income tax payable                                                       1,394                   500
 Accrued interest payable                                               280,505               133,176
 Current portion long-term debt (Note 4)                              4,326,425             2,276,222
 Current portion - related party (Note 3)                               888,851                     -
 Deferred income                                                        122,448                93,765
                                                                  -------------         -------------

   Total Current Liabilities                                          7,791,323             5,616,895
                                                                  -------------         -------------

LONG-TERM LIABILITIES

 Long-term debt - related party (Note 3)                                      -             1,187,919
 Long-term debt (Note 4)                                                 28,270             5,209,222
                                                                  -------------         -------------

   Total Long-Term Liabilities                                           28,270             6,397,141
                                                                  -------------         -------------

   Total Liabilities                                                  7,819,593            12,014,036
                                                                  -------------         -------------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.0001 par value, 500,000,000 shares
  authorized, 87,183,166 and 20,686,192 shares
  outstanding, respectively                                               8,718                 2,068
 Capital in excess of par                                            64,995,199            57,169,680
 Stock subscription receivable                                                -                     -
 Stock issuance cost                                                   (193,036)                    -
 Accumulated deficit                                                (59,980,050)          (55,713,971)
                                                                  -------------         -------------

   Total Stockholders' Equity (Deficit)                               4,830,831             1,457,777
                                                                  -------------         -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                                     $  12,650,424         $  13,471,813
                                                                  =============         =============

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           For the                               For the
                                                      Three Months Ended                     Nine Months Ended
                                                          December 31,                        December 31,
                                                 ------------------------------     -------------------------------
                                                     2001             2000              2001              2000
                                                 -------------    -------------     -------------     -------------
REVENUES                                         $     711,754    $     923,023     $   2,165,759     $   3,153,503

COST OF SALES                                          450,570          611,768         1,276,334         2,001,299
                                                 -------------    -------------     -------------     -------------

GROSS PROFIT (LOSS)                                    261,184          311,255           889,425         1,152,204
                                                 -------------    -------------     -------------     -------------

EXPENSES

 Depreciation and amortization                         682,279          151,944         2,057,937           528,116
 Bad debt expense                                       25,563                -            47,704                 -
 Selling expenses                                            -           55,805                 -         1,158,698
 General and administrative                          1,285,914        2,502,620         2,567,324         8,349,231
                                                 -------------    -------------     -------------     -------------

   Total Expenses                                    1,993,756        2,710,369         4,672,965        10,036,045
                                                 -------------    -------------     -------------     -------------

OTHER INCOME (EXPENSE)

 Other income (Loss)                                    (3,425)          41,252            95,862            60,765
 Interest income                                         8,119              318            18,963            15,659
 Loss on sale of assets                                (46,236)               -          (159,962)                -
 Interest expense                                         (462)        (109,448)         (437,402)         (550,708)
                                                 -------------    -------------     -------------     -------------

   Net Other Expense                                   (42,004)         (67,878)         (482,539)         (474,284)
                                                 -------------    -------------     -------------     -------------

NET (LOSS) BEFORE INCOME TAXES                      (1,774,576)      (2,466,992)       (4,266,079)       (9,358,125)

INCOME TAX PROVISION                                         -                -                 -                 -
                                                 -------------    -------------     -------------     -------------

NET (LOSS) FROM OPERATIONS                          (1,774,576)      (2,466,992)       (4,266,079)       (9,358,125)

DISCONTINUED OPERATIONS                                      -          (53,622)                -          (653,332)
                                                 -------------    -------------     -------------     -------------

NET (LOSS)                                       $  (1,774,576)   $  (2,520,614)    $  (4,266,079)    $ (10,011,457)
                                                 =============    =============     =============     =============

BASIC (LOSS) PER SHARE

              The accompanying notes are an integral part of these
                       consolidated financial statements.

 Continued operations                            $       (0.03)   $       (0.17)    $       (0.09)    $       (0.81)
 Discontinued operations                                 (0.00)           (0.00)            (0.00)            (0.06)
                                                 -------------    -------------     -------------     -------------
                                                 $       (0.03)   $       (0.17)    $       (0.09)    $       (0.87)
                                                 =============    =============     =============     =============

AVERAGE NUMBER OF SHARES OUTSTANDING                68,145,984       14,490,811        47,675,216        11,559,405
                                                 =============    =============     =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              For the
                                                                                        Nine Months Ended
                                                                                            December 31,
                                                                                -----------------------------------
                                                                                     2001                 2000
                                                                                --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                                    $   (4,266,079)     $   (10,011,457)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                                                    2,057,937            1,324,445
    Bad debt expense                                                                    47,704               50,000
    Common stock and options issued for interest and services                          904,326            8,034,532

  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivables                                         24,975               (7,181)
    (Increase) decrease in related party receivables                                  (287,765)                   -
    (Increase) decrease in inventory                                                   (88,941)             494,983
    (Increase) decrease in prepaid expense                                            (156,444)             (76,266)
    (Increase) decrease in deposits                                                   (194,866)              (3,699)
    Increase (decrease) in accounts payable                                             (8,823)            (179,325)
    Increase (decrease) in accrued expenses                                           (931,815)             280,745
    Increase (decrease) in accrued interest                                            147,329             (212,737)
                                                                                --------------      ---------------
      Net Cash (Used) by Operating Activities                                       (2,752,462)            (305,960)
                                                                                --------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of assets                                                          39,665                    -
  Purchase of fixed assets and movie rights                                           (157,817)            (574,099)
                                                                                --------------      ---------------
      Net Cash Provided (Used) by Investing Activities                                (118,152)            (574,099)
                                                                                --------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from common stock                                                         3,500,000                    -
  Proceeds from debt                                                                         -              849,000
                                                                                --------------      ---------------
      Net Cash Provided by Financing Activities                                      3,500,000              849,000
                                                                                --------------      ---------------
NET INCREASE (DECREASE) IN CASH                                                        629,386              (31,059)

CASH AT BEGINNING OF PERIOD                                                             20,328               49,815
                                                                                --------------      ---------------
CASH AT END OF PERIOD                                                           $      649,714      $        18,756
                                                                                ==============      ===============

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

                                                        Years
                                                        -----
                Vehicles                                   3
                Office furniture                         5-7
                Machinery and equipment                  5-7

          BASIC LOSS PER SHARE

          Basic loss per share is calculated using a weighted average for common stock.

                                                                           For The
                                                                      Nine Months Ended
                                                                          December 31,
                                                                 ----------------------------------
                                                                      2001                 2000
                                                                 -------------        -------------
          Numerator:
                Net (loss) from operations                       $  (4,266,079)       $  (9,358,125)
                Discontinued operations                          $           -        $    (653,332)

          Denominator (weighted average number
           of shares outstanding)                                   47,675,216           11,559,405

          Basic (loss) per share
                Net (loss) from operations                       $       (0.09)       $       (0.81)
                Discontinued operations                          $           -        $       (0.06)
                                                                 -------------        -------------

                                                                 $       (0.09)       $       (0.87)
                                                                 =============        =============

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

NOTE 2 -  INVENTORY

                                                              December 31,         March 31,
                                                                  2001               2001
                                                              ------------       ------------
                                                               (Unaudited)
                          Finished goods                      $    787,320       $    698,379
                          WIP                                            -                  -
                          Raw goods                                      -                  -
                                                              ------------       ------------

                                                              $    787,320       $    698,379
                                                              ============       ============

          The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations.

NOTE 3 -  RELATED PARTIES

          Notes payable to related parties as of December 31, 2001 and March 31, 2001 are detailed in the following summary:

                                                               December 31,         March 31,
                                                                   2001               2001
                                                              --------------     ---------------
                                                                (Unaudited)
          Notes payable to a company owned by
           employees of Hotel Movie Network in
           connection with the acquisition of some
           the of the assets of Hotel Movie Network,
           due May 1, 2001 with accrued interest as
           of December 31, 2001 of $60,000.  The
           note bears interest at 18%.                        $      500,000     $             -

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                   Notes to Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

NOTE 3 -  RELATED PARTIES (Continued)

                                                                   December 31,           March 31,
                                                                      2001                  2001
                                                                 --------------        ---------------
                                                                   (Unaudited)
          Balance Forward                                        $      500,000        $             -

          Convertible notes payable to officers and
           directors, in connection with the
           acquisition of VisionComm, with an interest
           rate of 8%, convertible at anytime prior to
           April 30, 2002 at the option of the note
           holder at a price of $3.50 per share or at
           the option of the Company if shares of the
           Company's common stock are trading at a
           price greater than $7.00 per share for a
           period of sixty (60) trading days, accrued
           interest of $24,022, due April 30, 2002,
           unsecured.                                                         -              1,187,919

          Notes payable to a former stockholders with
           monthly payments of interest only at 10% to
           10.5% annually, through the due date of the
           principal balances at July 2001, unsecured                   388,851                      -
                                                                 --------------        ---------------

            Total related party notes payable                           888,851              1,187,919

            Less: current portion                                       888,851                      -
                                                                 --------------        ---------------

            Long-term portion$                                   $            -        $     1,187,919
                                                                 ==============        ===============

          Maturities of the related party notes
          payable are as follows:

                            Period ending December 31,        2002                     $       888,851
                                                              2003                                   -
                                                                                       ---------------

                            Total                                                      $       888,851
                                                                                       ===============

NOTE 4 -  LONG-TERM DEBT

          Notes payable as of December 31, 2001 and March 31, 2001 are detailed in the following summary:

                                                                   December 31,           March 31,
                                                                      2001                  2001
                                                                 --------------        ---------------
                                                                   (Unaudited)

          Note payable to a company; due in monthly
           installments of $3,244 which includes
           interest at 8%; due on demand, unsecured.             $       49,287        $        49,287
                                                                 --------------        ---------------

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

NOTE 4 -  LONG-TERM DEBT (Continued)

                                                                   December 31,           March 31,
                                                                      2001                  2001
                                                                 --------------        ---------------
                                                                   (Unaudited)

          Balance Forward                                        $       49,287        $        49,287

          Convertible notes payable to various
           individuals In connection with the
           acquisition of VisionComm with an interest
           rate of 8%, convertible at anytime prior
           to April 30, 2002, at the option of the
           note holder at a price of $3.50 per share
           or at the option of the Company if shares
           of the Company's common stock are trading
           at a price greater than $7.00 per share
           for a period of sixty (60) Days, accrued
           interest of $32,600 due April 30, 2002,
           unsecured.                                                         -              1,612,081

          Notes payable to a Company with monthly
           payments ranging from $450 to $17,931 and
           quarterly payments up to $42,099, with
           interest rates ranging from 12% to 14%,
           with maturities at various dates through
           January 2007. The notes are secured by
           equipment.                                                 2,819,696              3,081,235

          Notes payable to a Company, unsecured,
           payable in monthly installments of $423,
           including interest at 12.5% through
           November 2003, unsecured.                                      9,600                 12,365

          Note payable to a Company, unsecured,
           payable in weekly installments of $1,521,
           including interest at 12% through October
           2001.                                                              -                 63,570

          Notes payable to a Company, unsecured,
           payable in monthly installments of $2,260
           including interest at 9% through November
           1, 2005.                                                     187,842                211,906

          Note payable to a Company, unsecured,
           payable in monthly installments of
           interest only, calculated at 9% annually,
           through the due date of the principal
           balance at April 30, 2002.                                 1,260,000              1,260,000

          Notes payable to a former stockholders
           with monthly payments of interest only at
           10% to 10.5% annually, through the due
           date of the principal balances at July
           2001, unsecured.                                                   -                356,000

          Note payable to an individual, due
           December 20, 2001, with interest at 8%,
           unsecured.                                                         -                300,000
                                                                 --------------        ---------------


          Balance Forward                                        $    4,326,425        $     6,946,444
                                                                 ==============        ===============

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

NOTE 4 -  LONG-TERM DEBT (Continued)

                                                                   December 31,           March 31,
                                                                      2001                  2001
                                                                 --------------        ---------------
                                                                   (Unaudited)

          Balance Forward                                        $    4,326,425        $     6,946,444

          Note payable to a company, payments due
           monthly, interest at 0%                                       28,270

          Notes payable to various entities, due on
           demand, interest at 8%.                                            -                139,000

          Note payable to a company; due on demand,
           interest at 10% due monthly, secured by
           equipment and inventory.                                           -                400,000

             Total long-term debt                                     4,354,695              7,485,444

             Less: current portion                                   (4,326,425)            (2,276,222)
                                                                 --------------        ---------------

             Long-term portion                                   $       28,270        $     5,209,222
                                                                 ==============        ===============

          Maturities of long-term debt are summarized below:

                Period ending December 31,  2002                                       $     4,326,425
                                            2003                                                 5,967
                                            2004                                                 5,967
                                            2005                                                 5,967
                                            2006 and thereafter                                 10,369
                                                                                       ---------------

                                            Total                                      $     4,354,695
                                                                                       ===============

          As part of the consideration for the acquisition of VisionComm, Inc. (see Note 20), the Company issued $1,612,081 notes payable and $1,187,919 notes payable to related parties (the Notes). The Notes bear interest at a rate of 8% per annum and are due and payable in full on or before April 30, 2002. The Notes are convertible at any time on or before the due date, in whole or in part, into shares of common stock of the Company, at a price of $3.50 per share. In addition, the Company has the right to convert all principal and accrued interest under the Notes into common stock of the Company at any time prior to April 30, 2002, if the Company's common stock is trading at a price of $7.00 or greater for any period of sixty (60) trading days. In accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, no amount has been attributed to the conversion feature of the Notes as they were issued at a price significantly above the fair market value of the Company's common stock on the date of issue, or $0.31 per share, and the conversion price does not decrease. As of December 31, 2001, the VisionComm, Inc. noteholders elected to convert their notes into common stock. The note holders received 10,300,000 shares upon the conversion.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

NOTE 5 -  LEASES

          At December 31, 2001, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                                         Operating
                                                                            Leases
                                                                     -------------
          Period ended December 31,
          -------------------------
                 2002                                                $     192,250
                 2003                                                      194,650
                 2004                                                      187,400
                 2005                                                      109,800
                 2006                                                       75,300
                 later years                                                94,600
                                                                     -------------
          Total minimum lease payments                               $     854,000
                                                                     =============

          Rental expense for the nine months ended December 31, 2001 and the year ended March 31, 2001 amounted to $143,142 and $421,098, respectively.

NOTE 6 -  CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

          CASH FLOW INFORMATION

                                                                   December 31,           March 31,
                                                                      2001                  2001
                                                                 --------------        ---------------
                                                                   (Unaudited)

          Interest paid                                          $            -        $       268,352

          Income taxes paid                                      $            -        $           500


          NON-CASH INVESTING AND FINANCING ACTIVITIES

          For the nine months ended December 31, 2001 and the year ended March 31, 2001, the Company incurred the following non-cash investing and financing activities.

                                                                   December 31,           March 31,
                                                                      2001                  2001
                                                                 --------------        ---------------
                                                                   (Unaudited)
          Issuance of stock and options for services
           rendered                                              $      904,326        $    10,821,527
          Issuance of stock for assets                           $            -        $     2,800,000
          Issuance of stock for debt                             $    3,429,817        $     4,039,936
          Issuance of stock for subsidiary                       $            -        $       782,500

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

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

NOTE 12 - GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 2001. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (dba C3-D Digital)
                 Notes to the Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

NOTE 12 - GOING CONCERN (Continued)

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

          The following is a summary of the loss from discontinued operations:

                                                                      For the
                                                                 Nine Months Ended
                                                                    December 31,
                                                          --------------------------------
                                                               2001               2000
                                                          --------------      ------------
                                                           (Unaudited)         (Unaudited)
          REVENUES                                        $            -      $    614,951

          COST OF SALES                                                -            42,807
                                                          --------------      ------------

          GROSS MARGIN                                                 -           572,144
                                                          --------------      ------------

          EXPENSES

            Depreciation and amortization                              -                 -
            Bad debt expense                                           -                 -
            Selling expenses                                           -           853,716
            General and administrative                                 -           372,474
                                                          --------------      ------------

              Total Expenses                                           -         1,226,190
                                                          --------------      ------------

          OTHER INCOME (EXPENSE)

            Other income                                               -               714
            Interest income                                            -                 -
            Loss on sale of assets                                     -                 -
            Interest expense                                           -                 -
                                                          --------------      ------------

              Net Other Income                                         -               714
                                                          --------------      ------------

          NET (LOSS) BEFORE INCOME TAXES                               -          (653,332)

          INCOME TAX PROVISION                                         -                 -
                                                          --------------      ------------

          NET (LOSS) FROM OPERATIONS                      $            -      $   (653,332)
                                                          ==============      ============

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

Hotel Movie Network (HMN) accounted for $591,750, or approximately 27%, of our revenues reported on the Consolidated Statement of Operations for the nine months ended December 31, 2001. VisionComm's revenues were $1,445,229 or 67% and the remaining $128,781 or 6% of revenues were generated by miscellaneous sales of C-3D Digital. During the next twelve months we expect a major shift in the amount and percentage that C-3D Digital will contribute to our revenues as we begin selling the 3D products developed by Another World, Inc. In March 2002 we will be modifying our website to handle direct sales to consumers of the 3D products. We anticipate consumer sales of our 3D products to begin in April, 2002 and gradually ramp up throughout the year.
We expect our gross margin on sales will be approximately 60% and therefore anticipate our needs for outside capital financing to diminish as sales increase. The gross margin will be used to cover overhead costs of operations as well as general and administrative functions that are currently being paid for with outside investment capital. The actual amount of our future outside capital needs cannot be accurately predicted at this time due to uncertainties in the market place, actual costs of sales and marketing, unknown return rates and the cost of technical customer service support staff.

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

As we adopt the provisions of SFAS 139 and SOP 00-2, we do not anticipate a significant impact on our financial statements during the next twelve months. Our current policies for revenue recognition for Hotel Movie Network are consistent with SOP 00-2 in that all five conditions are met prior to our recognizing revenue. On a quarterly basis we evaluate the valuation of the unamortized film costs compared to the estimate of future cash flows to ensure that an impairment loss is not required. If unamortized film costs exceed fair value, the asset is written down accordingly, with a corresponding impairment loss charged to operations. We do not foresee any material reporting uncertainties that impending adoption may cause at this time.

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

MOVIE PRODUCTION AND PRODUCT RIGHTS


                                                                                 Net Book Value
                                                                                 --------------
                                                                          December 31,     March 31,
                                  Term          Cost    Amortization          2001          2001
                            -----------   ----------   -------------     -------------  ------------
Product rights              4-5 years     $3,094,045      $2,596,246     $  497,799       $  961,902
Contract/movie rights       2-5 years        324,559         324,559              -               --
Production Cost             5 years        2,725,725       1,264,825      1,460,900        1,734,819
Cable production            10 years       1,317,152         456,771        860,381          967,865
                                          ----------      ----------     ----------       ----------
                                          $7,461,481      $4,642,401     $2,819,080       $3,664,586
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

Plaintiff and the Company have signed a settlement agreement in which the Company agreed to issue an additional 100,000 shares and pay plaintiff approximately $40,000.00 as fees and costs that plaintiff has thus far incurred. The Company has paid all sums due under this settlement agreement. Should all terms of the settlement not be fulfilled, trial is scheduled for April 2002.

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

ITEM 5 - OTHER INFORMATION

On January 9, 2002 we entered into an investment agreement with Dutchess Private Equities Fund, L.P. for an equity financing facility of up to $12 million over the next 36 months. Pursuant to the agreement, the amount that Dutchess is committed to purchase from us for each put notice will depend on market price and trading volume for our common stock. The amount that we may request Dutchess to purchase for each put notice may not exceed 3 times of the average daily trading volume for the 10 trading days immediately prior to the put notice date multiplied by the average daily closing bid price of our common stock for the three trading days immediately prior to the put notice date. In no event, however, may such amount exceed $1 million. However, Dutchess may purchase more shares than allowed above if the price of our common shares and/or the trading volume of our common shares is increasing. Dutchess may purchase fewer shares than required above if the price of our common shares and/or trading volume of our common shares is decreasing. Dutchess's right to purchase more or fewer shares than allowed or required above is determined by the following formula: the amount of shares that may be purchased is determined by multiplying 30 percent of the aggregate trading volume during the 10 trading days preceding the put notice by 93 percent of the average of the five lowest closing bid prices of our common stock during 10 trading days preceding the put notice.

Closing of each sale of shares of our common stock to Dutchess is subject to standard closing conditions, including the continuing effectiveness of a relevant registration statement, the continued listing of our common stock on the American Stock Exchange and our compliance with the obligations and non-breach of this investment agreement.

Each time we issue shares of our common stock to Dutchess under the investment agreement, we must pay Dutchess or its assignee a fee of 4% of the proceeds of the sale in cash. On signing the investment agreement, we agreed to issue to Dutchess shares of our common stock equal to $25,000. We also agreed that we shall issue to Dutchess $25,000 worth of our common stock for each $1 million worth of our common stock that Dutchess purchases during the term of the investment agreement.

None of the shares issued to Dutchess under the investment agreement are included in this registration statement. Pursuant to a separate registration rights agreement between Dutchess and us, Dutchess has registration rights with respect to the shares we issue to Dutchess under the investment agreement. We are obligated to use our best efforts to file as soon as possible an applicable registration statement the Commission covering the shares of common stock that will be issued under the investment agreement to Dutchess.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K




(a)   Exhibits



      Exhibit 3.1 Amendment to the Article of Incorporation of the Company filed with the Secretary of State of Utah on December 7, 2001.

      Exhibit 10.1 Investment Agreement between Dutchess Private Equities Fund, L.P. and the Company dated January 9, 2002 (Incorporated by reference to the Company's S-3/A filed with the Commission on March 20, 2002.)

      Exhibit 10.2 Registration Rights Agreement between Dutchess Private Equities Fund, L.P. and the Company dated January 9, 2002 (Incorporated by reference to the Company's S-3/A filed with the Commission on March 20, 2002.)

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