Form 10KSB/A
period 2001-03-31
C 3D DIGITAL INC
filed 2002-04-25
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 3

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


                                EXPLANATORY NOTE

On July 11, 2001, Chequemate International, Inc., a Utah corporation ("we" or the Company), filed a Report on 10-KSB for the fiscal year ended March 31, 2001. On February 8, 2002, the Company filed Amendment No. 1 in order to expand and clarify certain information contained in the Management's Discussion and Analysis and in the notes to the financial statements. On March 22, 2002, the Company filed Amendment No. 2 in order to further clarify certain information contained in the Description of the Business and the Management's Discussion and Analysis. The Company is filing this Amendment No. 3 in order to restate its financial statements and clarify certain footnotes to those financial statements. Unless otherwise explicitly stated, the information contained in this Amendment No. 3 is current as of March 31, 2001.

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

     Chequemate International, Inc. had 19,420,750 Shares of Common Stock as of March 31, 2001.

     Transitional Small Business Format: YES / /  NO /X/

                                TABLE OF CONTENTS

PART I ..............................................................................       3

    ITEM 1 ..........................................................................       3
       Forward Looking Statements ...................................................       3
       Our History ..................................................................       3
       Our Business .................................................................       3
       Patents, Trademarks and Copyrights ...........................................       9
       Legislation and Regulation...................................................       10
       Employees ....................................................................      18

    ITEM 2 ..........................................................................      19
       Description of Property ......................................................      19

    ITEM 3 ..........................................................................      20
       Legal Proceedings ............................................................      20

    ITEM 4 ..........................................................................      20
       Submission of Matters to a Vote of Security Holders ..........................      20

PART II .............................................................................      21

    ITEM 5 ..........................................................................      21
       Market for Common Equity and Related Stockholder Matters .....................      21

    ITEM 6 ..........................................................................      22
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations ........................................................      22

    ITEM 7 ..........................................................................      33
       Financial Statements .........................................................      33
       Independent Auditors Report ..................................................      35
       Consolidated Balance Sheets ..................................................      37
       Consolidated Statements of Operations ........................................      39
       Consolidated Statements of Stockholders' Equity (Deficit) ....................      41
       Consolidated Statements of Cash Flows ........................................      42
       Notes to Consolidated Financial Statements ...................................      43

    ITEM 8 ..........................................................................      68
       Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure .....................................................      68

PART III ............................................................................      68

    ITEM 9 ..........................................................................      68
       Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act ............................      68
       Directors ....................................................................      68
       Business Experience ..........................................................      69
       Committees of the Board of Directors .........................................      70
       Executive Officers ...........................................................      70
       Business Experience ..........................................................      70

    ITEM 10 .........................................................................      71
       Executive Compensation .......................................................      71

    ITEM 11 .........................................................................      71
       Security Ownership of Certain Beneficial Holders .............................      71

    ITEM 12 .........................................................................      72
       Certain Related Transactions .................................................      72

    ITEM 13 .........................................................................      73
       Exhibits and Reports on form 8K ..............................................      73

           Exhibits Index ...........................................................      73

    SIGNATURES ......................................................................      74

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

DESCRIPTION OF BUSINESS

Our History

     Chequemate International, Inc. (the "Company" or "we") was incorporated in Utah on September 1, 1994. We merged with our parent, Automated Compliance & Training, Inc., a Utah corporation, on September 3, 1996, with the wholly-owned subsidiary surviving the merger. As a result of the merger our name was changed to Chequemate International, Inc. On March 22, 1999 we acquired substantially all of the assets of Strata, Inc., a Utah corporation. On July 8, 1999, we acquired substantially all of the assets of King Farms, Inc., an Illinois corporation doing business as Hotel Movie Express. On December 30, 2000, we acquired all of the equity interest in VisionComm, Inc., a closely-held Delaware corporation. On July 31, 2001, we sold a 51% interest in our equity to the shareholders of Another World, Inc. a corporation organized under the laws of the Republic of Korea. On January 8, 2002 we changed our name from Chequemate International, Inc. to C-3D Digital Inc.

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

Patents, Trademarks and Copyrights

     After our reorganization and appointment of new management in March 2001, we are conducting a comprehensive review to determine the status of individual patents, trademarks and copyrights.

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

ACQUISITION

     In December 2000, we purchased 100% of VisionComm, Inc., a St. Louis, Missouri based cable television and pay-telephone company. VisionComm, Inc. operates on a calendar year end. Accordingly, none of the results of operations of VisionComm were included in our Consolidated Statements of Operations as of March 31, 2001. There were no significant transactions or distorting trends during the 92 days between the acquisition of VisionComm, Inc. on December 30, 2000 and our fiscal year end of March 31, 2001. The balance sheet of VisionComm is included in our Consolidated Balance Sheet as of March 31, 2001.

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

     OTHER INCOME (EXPENSE): Total other expenses increased by $180,168 from $75,213 for the year ended March 31, 2000 to $263,381 for the year ended March 31, 2001, an increase of approximately 250%. This increase was principally attributable to an increase of $159,765 for interest expenses due to an increase in our interest bearing debt

     NET INCOME (LOSS): Net loss for the year ended March 31, 2001 was $17,335,928, a decrease of approximately 12.1% over the net loss of $19,723,781 experienced in the year ended March 31, 2000. Our operations varied widely from fiscal year ended March 31, 2000 to fiscal year ended March 31, 2001 and therefore there is no simple answer for the fluctuations in revenues and expenses. While our net loss decreased $2,387,853, our loss from discontinued operations decreased $12,683,916 from the year ended March 31, 2000 to the year ended March 31, 2001 and this was offset by an increase in General and Administrative expense of $10,402,239 from the year ended March 31, 2000 to the year ended March 31, 2001. On a going forward basis, we expect our operations to stabilize over the next twelve months while we reorganize our company. The trend will be for expenses to significantly decrease over the prior year. However, we believe it will still be at least eighteen months from the fiscal year ended March 31, 2001 before any of our quarterly financial results show a significant increase in revenue.

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

     Other Assets

     Total other assets increased from $2,746,539 as of March 31, 2000 to $9,123,631 as of March 31, 2001, an increase of approximately 232%. This increase is due primarily to an addition of $5,335,881 in Goodwill to our consolidated balance sheet as a result of our acquisition of VisionComm, Inc.

                                                March 31, 2001     March 31, 2000
                                                --------------     -------------
Goodwill                                           5,335,881                 --
Notes receivable                                      35,178             50,000
Movie production costs and product rights          3,664,586          2,649,380
Refundable Deposits                                    3,986             47,159
Investments                                           84,000                 --
                                                  ----------         ----------
Total Other Assets                                $9,123,631         $2,746,539
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

STOCKHOLDERS' EQUITY (DEFICIT)

     Our stockholder's equity increased during the year ended March 31, 2001 by $2,934,160 due to the investment of new capital in our company in excess of that year's loss. During the year ended March 31, 2001, we incurred a loss of $17,335,928 and we have incurred losses from our inception through March 31, 2001 of $56,466,195. We do not have an established source of revenue sufficient to cover operating costs and, accordingly, there is substantial doubt about our ability to continue as a going concern.

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

                                                            March 31, 2001        March 31, 2000
                                                            --------------        --------------
                                                             C>
Common stock, $0.0001 par value, 500,000,000 shares
   authorized, authorized, 20,686,292 and 6,781,669
   shares outstanding at 2001 and 2000, respectively         $      2,068          $        678
Capital in excess of par                                       57,169,680            36,900,982
Accumulated deficit                                           (56,466,195)          (39,130,267)
                                                             ------------          ------------
         Total Stockholders' Equity (Deficit)                $    705,553          $ (2,228,607)
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

                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            (DBA C-3D Digital, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000

                                 C O N T E N T S

Independent Auditors' Reports ............................................. 35

Consolidated Balance Sheets ............................................... 37

Consolidated Statements of Operations ..................................... 39

Consolidated Statements of Stockholders' Equity (Deficit).................. 41

Consolidated Statements of Cash Flows ..................................... 42

Notes to Consolidated Financial Statements ................................ 43

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Chequemate International, Inc. and Subsidiaries
(dba C-3D Digital, Inc.)
St. Charles, Missouri

We have audited the accompanying consolidated balance sheets of Chequemate International, Inc. and Subsidiaries (dba C-3D Digital, Inc.) as of March 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of VisionComm, Inc., a consolidated subsidiary, which statements reflect total assets and revenue constituting 21% and 0%, respectively in March 31, 2001, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for VisionComm, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chequemate International, Inc. and Subsidiaries (dba C-3D Digital, Inc.) as of March 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years ended March 31, 2001, 2000 and 1999 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Chequemate International, Inc. and Subsidiaries (dba C-3D Digital, Inc.) will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, certain conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 21 to the consolidated financial statements, certain errors were discovered regarding the carrying value of certain assets from discontinued operations which resulted in the overstatement of assets and equity as well as overstating the net loss for the year ended March 31, 2001 and understating the net loss for the year ended March 31, 2000.

/s/ HJ & Associates, LLC
------------------------
Salt Lake City, Utah
July 3, 2001, except Note 21 which is April 18, 2002

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

/s/ Kerber, Eck & Braeckel LLP
------------------------------
St. Louis, Missouri
May 25, 2001

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                            (dba C-3D Digital, Inc.)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                          March 31,
                                                            ------------------------------------
                                                                  2001               2000
                                                            ----------------    ----------------
CURRENT ASSETS

  Cash                                                      $         20,328    $         49,815
  Accounts receivable - net of allowances of $231,217
   and $422,096 in 2001 and 2000, respectively                       615,337             213,268
  Employee advances                                                   11,700                   -
  Inventory (Note 2)                                                 698,379             727,512
  Prepaid expenses                                                    20,893              74,170
                                                            ----------------    ----------------

     Total Current Assets                                          1,366,637           1,064,765
                                                            ----------------    ----------------

PROPERTY AND EQUIPMENT (Note 3)                                    2,229,321           1,148,848
                                                            ----------------    ----------------

OTHER ASSETS

  Goodwill (Note 20)                                               5,335,881                   -
  Notes receivable                                                    35,178              50,000
  Movie production cost and product rights (net)                   3,664,586           2,649,380
  Refundable deposits                                                  3,986              47,159
  Investments                                                         84,000                   -
                                                            ----------------    ----------------

     Total Other Assets                                            9,123,631           2,746,539
                                                            ----------------    ----------------

     TOTAL ASSETS                                           $     12,719,589    $      4,960,152
                                                            ================    ================

The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                            (dba C-3D Digital, Inc.)
                     Consolidated Balance Sheets (Continued)

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

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 20,686,192 and 6,781,669 shares
   outstanding at 2001 and 2000, respectively                       2,068                 678
  Capital in excess of par                                     57,169,680          36,900,982
  Accumulated deficit                                         (56,466,195)        (39,130,267)
                                                         ----------------    ----------------

     Total Stockholders' Equity (Deficit)                         705,553          (2,228,607)
                                                         ----------------    ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                         $     12,719,589    $      4,960,152
                                                         ================    ================

     The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                            (dba C-3D Digital, Inc.)
                      Consolidated Statements of Operations

                                                            For the Years Ended March 31,
                                              --------------------------------------------------------
                                                     2001                2000                1999
                                              ----------------    ----------------    ----------------
REVENUES

  Sales - products                            $        905,070    $        491,779    $        682,760
                                              ----------------    ----------------    ----------------

COST OF SALES

  Product, supplies and materials (Note 2)             525,841             229,315             631,132
                                              ----------------    ----------------    ----------------

GROSS MARGIN                                           379,229             262,464              51,628
                                              ----------------    ----------------    ----------------

EXPENSES

  Bad debt expense                                      58,987               46,180             53,820
  Selling expenses                                     224,661              416,047            851,339
  General and administrative                        15,266,450            4,864,211          3,074,839
                                              ----------------    -----------------   ----------------

     Total Expenses                                 15,550,098            5,326,438          3,979,998
                                              ----------------    -----------------   ----------------

OPERATING LOSS                                     (15,170,869)          (5,063,974)        (3,928,370)
                                              ----------------    -----------------   ----------------

OTHER INCOME (EXPENSE)

  Gain on forgiveness of debt                                -               29,375                  -
  Interest income                                       14,442               13,470             11,265
  Interest expense                                    (277,823)            (118,058)           (93,779)
  Gain (loss) on sale of equipment                           -                    -           (160,836)
                                              ----------------    -----------------   ----------------

     Total Other Income (Expense)                     (263,381)             (75,213)          (243,350)
                                              ----------------    -----------------   ----------------

LOSS BEFORE INCOME TAXES                           (15,434,250)          (5,139,187)        (4,171,720)

INCOME TAX PROVISION (Note 16)                             500                  500                500
                                              ----------------    -----------------   ----------------

NET LOSS FROM OPERATIONS                           (15,434,750)          (5,138,687)        (4,171,220)

DISCONTINUED OPERATIONS                             (1,901,178)         (14,585,094)           (40,859)
                                              ----------------    -----------------   ----------------

NET LOSS                                      $    (17,335,928)   $     (19,723,781)  $     (4,212,079)
                                              ================    =================   ================

     The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C-3D Digital, Inc.)
                      Consolidated Statements of Operations

                                                  For the Years Ended March 31,
                                    --------------------------------------------------------
                                           2001                2000                1999
                                    -----------------   -----------------   -----------------
BASIC LOSS PER SHARE

   Continued operations             $          (1.31)   $          (0.85)   $          (0.93)
   Discontinued operations                     (0.16)              (2.40)              (0.01)
                                    -----------------   -----------------    ----------------

                                    $          (1.47)   $          (3.25)   $          (0.94)
                                    =================   =================   =================

FULLY DILUTED LOSS PER SHARE

   Continuing operations            $          (1.31)   $          (0.85)   $          (0.93)
   Discontinued operations                     (0.16)              (2.48)              (0.01)
                                    -----------------   -----------------   -----------------

                                    $          (1.47)   $          (3.25)   $          (0.94)
                                    =================   =================   =================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       11,659,403           6,064,075           4,496,046
                                    =================   =================   =================

     The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                            (dba C-3D Digital, Inc.)
            Consolidated Statements of Stockholders' Equity (Deficit)
                For the Years Ended March 31, 2001, 2000 and 1999

                                                                                                             Total
                                           Total                         Capital                          Stockholders'
                                          Shares        Common          in Excess       Accumulated          Equity
                                          Issued        Stock            of Par           Deficit           (Deficit)
                                        ----------  --------------   --------------  ----------------    ---------------
Balance, March 31, 1998                  3,522,162  $          352   $   18,984,810  $    (15,193,407)   $     3,791,755

Shares issued through
 stock offering                          1,521,358             152        3,771,382                 -          3,771,534
Shares issued for assets                   145,833              15        1,532,985                 -          1,533,000
Shares issued for cash                      92,950               9            3,709                 -              3,718
Correction of an error                      12,500               1                4                 -                  5
Shares issued in exchange
 for services                              273,703              27           43,420                 -             43,447
Shares issued for debt                      21,156               2          126,808                 -            126,810
Net loss                                         -               -                -        (4,213,079)        (4,213,079)
                                        ----------  --------------   -------------- -----------------    ---------------

Balance, March 31, 1999                  5,589,662             558       24,463,118       (19,406,486)         5,057,190

Conversion of debt to stock                646,113              64        3,768,546                 -          3,768,610
Stock for services                         415,846              42        3,678,699                 -          3,678,741
Stock for cash                              87,501               9            3,491                 -              3,500
Options for services                         6,250               1           59,374                 -             59,375
Stock for secured interest                   5,000               1           80,357                 -             80,358
Stock for assets                            31,250               3          320,310                 -            320,313
Issuance of options/warrants
  below market value                             -               -        4,527,087                 -          4,527,087
Old certificate/new rounding                    47               -                -                 -                  -
Net loss                                         -               -                -       (19,723,781)       (19,723,781)
                                        ----------  --------------   --------------  ----------------    ---------------

Balance, March 31, 2000                  6,781,669             678       36,900,982       (39,130,267)        (2,228,607)

Shares issued for assets                   703,250              70        1,826,055                 -          1,826,125
Shares issued for cash                     788,732              79        2,799,921                 -          2,800,000
Shares issued for services               6,078,798             608        6,240,780                 -          6,241,388
Shares issued for debt
 conversion                              3,833,743             383        4,039,553                 -          4,039,936
Issuance of shares / options
 below market value                              -               -        4,580,139                 -          4,580,139
Shares issued for subsidiary             2,500,000             250          782,250                 -            782,500
Net loss                                         -               -                -       (17,335,928)       (17,335,928)
                                        ----------  --------------   --------------  ----------------    ---------------

Balance, March 31, 2001                 20,686,192  $        2,068   $   57,169,680  $    (56,466,195)   $       705,553
                                        ==========  ==============   ==============  ================    ===============

     The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C-3D Digital, Inc.)
                      Consolidated Statements of Cash Flows

                                                                           For the Years Ended March 31,
                                                              -------------------------------------------------------
                                                                     2001             2000                1999
                                                              ----------------  -----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                    $    (17,572,016) $     (18,735,469)    $    (4,213,079)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
   Amortization                                                        785,622          1,053,376             314,873
   Depreciation                                                        171,900            295,431              79,599
   Loss on sale of assets                                                    -                  -             160,836
   Bad debt expense                                                     58,987            368,276              53,820
   Forgiveness of debt                                                       -            (29,375)                  -
   (Impairment) Recovery of discontinued assets                       (236,088)           988,312                   -
   Common stock and options issued for services rendered             8,967,025          8,345,561             448,547
   (Increase) decrease in:
    Accounts receivable                                               (461,056)          (383,622)           (227,437)
    Prepaid expenses                                                    53,277            124,179            (187,090)
    Inventory                                                           29,133          2,388,251             275,246
    Note receivable                                                     14,822             60,000            (530,530)
    Refundable deposits                                                 43,173            (31,455)             (7,651)
    Investment                                                               -              3,000                   -
   Employee advances                                                   (11,700)                -                    -
  Increase (decrease) in:
   Accounts payable                                                    328,567            193,566            (730,202)
   Accrued interest payable                                              9,571              3,871              53,831
   Deferred income                                                      93,765                  -             (54,724)
   Short-term obligations                                                    -          1,972,502                   -
   Accrued expenses                                                  3,829,351            337,719              (4,667)
                                                              ----------------     --------------     ---------------

     NET CASH USED BY OPERATING ACTIVITIES                          (3,659,579)        (4,034,189)         (4,568,628)
                                                              ----------------     --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase or development of intangibles                                     -           (230,807)           (128,021)
  Equipment purchases                                                 (502,268)          (908,440)           (198,736)
                                                              ----------------    ---------------     ---------------
     NET CASH USED BY INVESTING ACTIVITIES                            (502,268)        (1,139,247)           (326,757)
                                                              ----------------    ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                                           1,612,081              3,500           3,502,167
  Issuance of notes payable                                          1,419,360          3,550,000           3,043,409
  Issuance of common stock - related party                           1,187,919                  -                   -
  Payments made on notes payable                                       (87,000)           (62,448)           (138,832)
                                                              ----------------     ----------------   ---------------

   --NET CASH PROVIDED BY FINANCING ACTIVITIES                $      4,132,360     $    3,491,052     $     6,406,744
                                                              ----------------     ----------------   ---------------

   NET INCREASE (DECREASE) IN CASH                            $        (29,487)    $   (1,682,384)    $     1,511,359

   CASH AT BEGINNING OF YEAR                                            49,815          1,732,199             220,840
                                                              ----------------     ----------------   ---------------

   CASH AT END OF YEAR                                        $         20,328     $       49,815     $     1,732,199
                                                              ================     ================   ===============

The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C-3D Digital, Inc.)
                 Notes to the Consolidated Financial Statements
                             March 31, 2001 and 2000

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

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment as of March 31, 2001 and 2000 are detailed in the following summary:

                                                               Accumulated           Net Book Value
                                                 Cost          Depreciation         2001        2000
                                            ----------------   ------------     -----------  -------------
         Office furniture & fixtures        $        148,815   $     57,078     $    91,737  $     126,894
         Machinery & equipment                       982,263        449,000         533,263        949,013
         Hotel pay-per-view equip.                   470,313        211,641         258,672        352,734
         Telephone & fixtures                      2,157,608        831,820       1,325,788              -
         Leasehold improvements                       21,049          1,188          19,861              -
         Net assets of discontinued
         Operations                                        -              -               -       (279,793)
                                            ----------------   ------------     -----------   ------------

           Total                            $      3,780,048   $  1,550,727     $ 2,229,321  $   1,148,848
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

                                                                  3-D (STRATA)
                                              -------------------------------------------------
                                                                   March 31,
                                              -------------------------------------------------
                                                    2001             2000            1999
                                              ---------------   --------------  ---------------
          NET SALES                           $       362,446   $      268,478  $       570,886
                                              ---------------   --------------  ---------------

          OPERATING EXPENSES
           Operating cost                           1,598,640        2,775,907          571,241
           Impairment/Recovery of assets             (236,088)         988,312                -
           Depreciation and amortization              236,821           46,469           40,504
                                              ---------------   --------------  ---------------

             Total Operating Expenses               1,599,373        3,810,688         (611,745)
                                              ---------------   --------------  ----------------

          LOSS BEFORE INCOME TAXES                 (1,236,927)      (3,542,210)         (40,859)
                                              ---------------   --------------  ---------------

          INCOME TAXES                                      -                -                -
                                              ---------------   --------------  ---------------

          LOSS FROM DISCONTINUED
          OPERATIONS                          $    (1,236,927)  $   (3,542,210) $       (40,859)
                                              ===============   ==============  ===============

                                                                 Cable Channel
                                              -------------------------------------------------
                                                                   March 31,
                                              -------------------------------------------------
                                                    2001             2000            1999
                                              ---------------   --------------  ---------------
          NET SALES                           $             -   $            -  $             -
                                              ---------------   --------------  ---------------

          OPERATING EXPENSES
           Operating cost                             664,251       10,608,647                -
           Depreciation and amortization                    -          434,237                -
                                              ---------------   --------------  ---------------

             Total Operating Expenses                 664,251       11,042,884                 -
                                              ---------------   --------------  ----------------

          LOSS BEFORE INCOME TAXES                   (664,251)     (11,042,884)               -
                                              ---------------   --------------  ---------------

          INCOME TAXES                                      -                -                -
                                              ---------------   --------------  ---------------

          LOSS FROM DISCONTINUED
          OPERATIONS                          $      (664,251)  $  (11,042,884)               -
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

          Financial information with respect to the reportable segments follows:

                                                                            2001
                                            ---------------------------------------------------------------
                                              Centric       Hotel Pay-      Cable
                                             Graphical      Per-Vie        Channel   3-D Units     Total
                                            -------------  ------------- ---------- ----------- -----------
          Revenue from external customer         129,805        775,265          -          -      905,070
          Depreciation and amortization        1,111,171      1,029,720          -          -    2,140,891
          Operating cost                      12,970,170      1,090,211          -          -   14,060,381
          Segment loss                        13,951,536      1,344,666          -          -   15,296,202

                                                                            2000
                                            ---------------------------------------------------------------
                                              Centric       Hotel Pay-      Cable
                                             Graphical      Per-Vie        Channel   3-D Units    Total
                                            -------------  ------------- ---------- ----------- -----------
          Revenue from external customer       2,154,164        411,367           -     268,478   2,834,009
          Depreciation and amortization          435,510        432,591     434,237      46,469   1,348,807
          Operating cost                       3,810,486      3,117,803  10,608,647   2,775,907  20,312,843
          Segment loss                         2,091,832      3,139,027  11,042,884   2,553,898  18,827,641

                                                                            1999
                                            ---------------------------------------------------------------
                                              Centric       Hotel Pay-      Cable
                                             Graphical      Per-Vie        Channel   3-D Units    Total
                                            -------------  ------------- ---------- ----------- -----------
          Revenue from external customer         111,874              -          -     570,886     682,760
          Depreciation and amortization           39,095              -          -      40,504      79,599
          Operating cost                       4,274,999              -          -     571,241   4,846,240
          Segment loss                         4,202,220              -          -      40,859   4,243,079

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

          Unaudited pro forma consolidated results of operations for the years ended March 31, 2001 and 2000 as though VisionComm had been acquired as of April 1, 1999 follow:

                                              2001               2000
                                     -----------------    ----------------
          Sales                      $       3,580,705    $      5,764,558)
          Net loss                         (18,471,947)        (19,730,923)
          Loss per share                         (1.58)              (3.25)

NOTE 21 - CORRECTIONS OF CERTAIN ERRORS

          The following is a reconciliation of the March 31, 2001 and 2000 consolidated financial statements as originally reported to the restated March 31, 2001 and 2000 financial statements:

                                                March 31, 2001                                    March 31, 2000
                                  As Reported     As Adjusted      Difference      As Reported      As Adjusted       Difference
                                 -------------   -------------   -------------    -------------    -------------    -------------
          Assets                 $  13,471,813   $  12,719,589   $    (752,224)   $   5,948,464    $   4,960,152    $    (988,312)
          Liabilities            $  12,014,036   $  12,014,036   $           -    $   7,188,759    $   7,188,759    $           -
          Stockholders' Equity   $   1,457,777   $     705,553   $    (752,224)   $  (1,240,295)   $  (2,228,607)   $    (988,312)
          Net Loss               $  17,572,016   $  17,335,928   $     236,088    $ (18,735,469)   $ (19,723,781)   $    (988,312)
          Loss per Share         $       (1.49)  $       (1.47)  $        0.02    $       (3.09)   $       (3.25)   $       (0.16)


          Differences represent the impairment and recovery of net assets of discontinued operations by the Company during the years ended March 31, 2001 and 2000.

          The remaining assets of 3-D (Strata) are comprised of office equipment and machinery and intangible related to the 3D process, these assets have been impaired see Note 14. There are no remaining assets of the cable channel segment.

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In fiscal year ending March 31, 2001 there were no changes in or disagreements with accountant and financial disclosure.

     PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon our review of forms 3, 4 and 5, and amendments thereto furnished to us during fiscal year ending March 31, 2001, the following individual were found to be delinquent in complying with Section 16(a) of the exchange act.

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

The Company has no other related transactions to report for the past two years.

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

                                       CHEQUEMATE INTERNATIONAL, INC.

April 23, 2002                         /s/ Chandos Mahon
                                       ----------------------------------
                                       CHANDOS MAHON
                                       PRESIDENT, CEO


Date: April 23, 2002

By /s/ William Brinkmeier
------------------------------------
William Brinkmeier, Director Date: April 23, 2002

By /s/ In Q Lee
------------------------------------
In Q Lee, Director Date: April 23, 2002

By /s/ Chandos Mahon
-------------------------------------
Chandos Mahon, Director, President, CEO, CFO Date: April 23, 2002

By /s/ Thomas Nix
------------------------------------
Thomas Nix, Director Date: April 23, 2002

By /s/ Philmoon Seong
------------------------------------
Philmoon Seong, Director Date: April 23, 2002