Form 10QSB/A
period 2001-12-31
C 3D DIGITAL INC
filed 2002-04-25
CIK 850218

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

                               EXPLANATORY NOTE

On February 19, 2002, C-3D Digital, Inc., a Utah Corporation, (the Company), filed a Quarterly Report on 10-QSB for the fiscal quarter ended December 31, 2001. On March 22, 2002, the Company filed Amendment No. 1 in order to expand and clarify certain information contained in Management's Discussion and Analysis and the notes to the financial statements. The Company is filing this Amendment No. 2 in order to expand and clarify certain information contained in Management's Discussion and Analysis, restate portions of the financial statements and the accompanying notes to those financial statements. The information contained in this Amendment No. 2 is current as of December 31, 2001.

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

89,166,871 Shares of Common Stock as of March 20, 2002.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

                         CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           (dba C3-D DIGITAL, INC.)

                       CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 2001 AND MARCH 31, 2001

                                 C O N T E N T S

Consolidated Balance Sheets ................................................ 3

Consolidated Statements of Operations ...................................... 5

Consolidated Statements of Cash Flows ...................................... 7

Notes to Consolidated Financial Statements ................................. 8

                CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                            (dba C3-D Digital, Inc.)
                          Consolidated Balance Sheets

                                     ASSETS

                                                                   December 31,           March 31,
                                                                      2001                  2001
                                                                  -------------         -------------
                                                                   (Unaudited)
CURRENT ASSETS

 Cash                                                             $     649,714         $      20,328
 Accounts receivable - net of allowances of $288,076
  and $231,217, respectively                                            590,362               615,337
 Note receivable - related party                                        322,943                     -
 Employee advances                                                        6,500                11,700
 Inventory (Note 2)                                                     787,320               698,379
 Prepaid expenses                                                       266,537                20,893
                                                                  -------------         -------------

   Total Current Assets                                               2,623,376             1,366,637
                                                                  -------------         -------------

PROPERTY AND EQUIPMENT                                                1,721,393             2,229,321
                                                                  -------------         -------------

OTHER ASSETS

 Goodwill                                                             4,535,499             5,335,881
 Notes receivable                                                             -                35,178
 Movie production cost and product rights (net)                       2,819,080             3,664,586
 Refundable deposits                                                    198,852                 3,986
 Investments                                                                  -                84,000
                                                                  -------------         -------------

   Total Other Assets                                                 7,553,431             9,123,631
                                                                  -------------         -------------

   TOTAL ASSETS                                                   $  11,898,200         $  12,719,589
                                                                  =============         =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital, Inc.)
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
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.0001 par value, 500,000,000 shares
  authorized, 87,183,166 and 20,686,192 shares
  outstanding, respectively                                               8,718                 2,068
 Capital in excess of par                                            64,995,199            57,169,680
 Stock subscription receivable                                                -                     -
 Stock issuance cost                                                   (193,036)                    -
 Accumulated deficit                                                (60,732,274)          (56,466,195)
                                                                  -------------         -------------

   Total Stockholders' Equity (Deficit)                               4,078,607               705,553
                                                                  -------------         -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                                     $  11,898,200         $  12,719,589
                                                                  =============         =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           For the                               For the
                                                      Three Months Ended                     Nine Months Ended
                                                          December 31,                        December 31,
                                                 ------------------------------     -------------------------------
                                                     2001             2000              2001              2000
                                                 -------------    -------------     -------------     -------------
REVENUES                                         $     711,754    $     923,023     $   2,165,759     $   3,153,503

COST OF SALES                                          450,570          611,768         1,276,334         2,001,299
                                                 -------------    -------------     -------------     -------------

GROSS PROFIT (LOSS)                                    261,184          311,255           889,425         1,152,204
                                                 -------------    -------------     -------------     -------------

EXPENSES

 Depreciation and amortization                         682,279          151,944         2,057,937           528,116
 Bad debt expense                                       25,563                -            47,704                 -
 Selling expenses                                            -           55,805                 -         1,158,698
 General and administrative                          1,074,723        2,502,620         2,356,133         8,349,231
                                                 -------------    -------------     -------------     -------------

   Total Expenses                                    1,782,565        2,710,369         4,461,774        10,036,045
                                                 -------------    -------------     -------------     -------------

OTHER INCOME (EXPENSE)

 Other income (Loss)                                    (3,425)          41,252            95,862            60,765
 Interest income                                         8,119              318            18,963            15,659
 Loss on sale of assets                                (46,236)               -          (159,962)                -
 Interest expense                                     (211,653)        (109,448)         (648,553)         (550,708)
                                                 -------------    -------------     -------------     -------------

   Net Other Expense                                  (253,195)         (67,878)         (693,730)         (474,284)
                                                 -------------    -------------     -------------     -------------

NET (LOSS) BEFORE INCOME TAXES                      (1,774,576)      (2,466,992)       (4,266,079)       (9,358,125)

INCOME TAX PROVISION                                         -                -                 -                 -
                                                 -------------    -------------     -------------     -------------

NET (LOSS) FROM OPERATIONS                          (1,774,576)      (2,466,992)       (4,266,079)       (9,358,125)

DISCONTINUED OPERATIONS                                      -          (53,622)                -          (653,332)
                                                 -------------    -------------     -------------     -------------

NET (LOSS)                                       $  (1,774,576)   $  (2,520,614)    $  (4,266,079)    $ (10,011,457)
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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                              (dba C3-D Digital, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                              (dba C3-D Digital, Inc.)
                   Notes to Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital, Inc.)
                   Notes to Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                              (dba C3-D Digital, Inc.)
                   Notes to Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

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

                CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital, Inc.)
                   Notes to Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

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

                CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital, Inc.)
                   Notes to Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital, Inc.)
                   Notes to Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital, Inc.)
                   Notes to Consolidated Financial Statements
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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital, Inc.)
                 Notes to the Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

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
                                                                 ==============        ===============

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital, Inc.)
                 Notes to the Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital, Inc.)
                 Notes to the Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C3-D Digital, Inc.)
                 Notes to the Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                              (dba C3-D Digital, Inc.)
                 Notes to the Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

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

Our auditors have issued a going concern opinion in regard to our audited consolidated financial statements as of March 31, 2001. We continue to be dependent on investment capital to fund our operations. We plan to significantly reduce our debt by continuing to negotiate stock settlements with our creditors to satisfy outstanding obligations. As described below, on August 10, 2001 we raised $3,500,000 through the issuance of common stock to the shareholders of Another World, Inc. Currently, the operation of VisionComm and the Hotel Movie Network is barely at break-even point. We are making efforts in terms of cost reduction, including the merger of two VisionComm offices into one, a reduction of staff and a re-negotiation of our outstanding debt into more favorable terms. While the cost reductions are vital to our continuing as a going concern, nevertheless new capital investment is required for us to continue operations.

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

Operating expenses include primarily depreciation and amortization expenses and general and administrative expenses. Depreciation and amortization expense for the nine months ended December 31, 2001 was $2,057,937 compared to $528,116 in the same period of 2000. The increase is due primarily to the amortization of the goodwill recorded on the purchase of VisionComm. General and administrative expenses were $2,356,133 or 108.8 percent of sales for the nine months ended December 31, 2001 and $8,349,231 or 265 percent of sales for the same period in 2000, resulting in a decrease of $5,993,098 or 72 percent.

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

Operating expenses include primarily depreciation and amortization expenses and general and administrative expenses. Depreciation and amortization expenses for the three months ended December 31, 2001 was $682,279 compared to $151,944 in the same period of 2000. As noted above, the increase is due to the amortization of the goodwill recorded on the purchase of VisionComm. General and administrative expenses were $1,074,723 or 151% of sales, for the three months ended December 31, 2001 and $2,502,620 or 271% of sales for the same period in 2000, resulting in a decrease of $1,427,897 or 57%.

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

                                                      December 31,           March 31,
                                                              2001                2001
                                                  ----------------    ----------------
Goodwill                                          $      4,535,499    $      5,335,881
Notes receivable                                                 -              35,178
Movie production costs and product rights                2,819,080           3,664,586
Refundable deposits                                        198,852               3,986
Investments                                                      -              84,000
                                                  ----------------    ----------------
     Total Other Assets                           $      7,553,431    $      9,123,631
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

                    STOCKHOLDERS' EQUITY (DEFICIT)

Our shareholder's equity increased during the period between December 31, 2001 and March 31, 2001 by $3,373,054 due to new capital invested in our company exceeding our current nine month period loss. During the nine months' ended December 31, 2001 we incurred a loss of $(4,266,079) and we have incurred losses from our inception through December 31, 2001 of $(60,732,274). We do not have an established source of revenues sufficient to cover operating costs and, accordingly, there is substantial doubt about our ability to continue as a going concern.

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


                                                              December 31,          March 31,
                                                                      2001               2001
                                                              ------------        ------------
Common stock, $0.0001 par value, 500,000,000 shares
 authorized, 87,183,166 and 20,686,192 shares
 outstanding at December 31 and March 31, respectively       $       8,718        $      2,068
Capital in excess of par                                        64,995,199          57,169,680
Stock subscription receivable                                            -                  -
Stock issuance cost                                               (193,036)                  -
Accumulated deficit                                            (60,732,274)        (56,466,195)
                                                              ------------        ------------
   Total Stockholders' Equity                                 $  4,078,607        $    705,553
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

                               C-3D DIGITAL, INC.





April 23, 2002                         /s/ CHANDOS MAHON
                                       -----------------------------------------
                                       CHANDOS MAHON
                                       PRESIDENT, CEO

                                  Exhibit Index

EXHIBIT NUMBER         EXHIBIT

3.1 Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Utah on December 7, 2001. (previously filed with the Commission on February 19, 2002 as Exhibit 3.1 to our report for the quarterly period ended December 31, 2001 on Form 10-QSB)