Form 10KSB/A
period 2001-03-31
C 3D DIGITAL INC
filed 2002-05-08
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB/A
                                 Amendment No. 4


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


                                EXPLANATORY NOTE

On July 11, 2001, Chequemate International, Inc., a Utah corporation ("we" or the Company), filed a Report on 10-KSB for the fiscal year ended March 31, 2001. On February 8, 2002, the Company filed Amendment No. 1 in order to expand and clarify certain information contained in the Management's
Discussion and Analysis and in the notes to the financial statements. On
March 22, 2002, the Company filed Amendment No. 2 in order to further clarify certain information contained in the Description of the Business and the Management's Discussion and Analysis. The Company filed Amendment No. 3 in order to restate its financial statements and clarify certain footnotes to those financial statements. The Company is filing this Amendment No. 4 in order to further clarify its financial statement, and certain footnotes to those financial statements. Unless otherwise explicitly stated, the information contained in this Amendment No. 4 is current as of March 31, 2001.

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

/s/ Kerber, Eck & Braeckel LLP
------------------------------
St. Louis, Missouri
May 25, 2001

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                            (dba C-3D Digital, Inc.)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                          March 31,
                                                            ------------------------------------
                                                                  2001               2000
                                                            ----------------    ----------------
                                                               (Restated)          (Restated)

CURRENT ASSETS

  Cash                                                      $         20,328    $         49,815
  Accounts receivable - net of allowances of $231,217
   and $422,096 in 2001 and 2000, respectively                       615,337             213,268
  Employee advances                                                   11,700                   -
  Inventory (Note 2)                                                 698,379             727,512
  Prepaid expenses                                                    20,893              74,170
                                                            ----------------    ----------------

     Total Current Assets                                          1,366,637           1,064,765
                                                            ----------------    ----------------

PROPERTY AND EQUIPMENT (Note 3)                                    2,229,321           1,148,848
                                                            ----------------    ----------------

OTHER ASSETS

  Goodwill (Note 20)                                               5,335,881                   -
  Notes receivable                                                    35,178              50,000
  Movie production cost and product rights (net)                   3,664,586           2,649,380
  Refundable deposits                                                  3,986              47,159
  Investments                                                         84,000                   -
                                                            ----------------    ----------------

     Total Other Assets                                            9,123,631           2,746,539
                                                            ----------------    ----------------

     TOTAL ASSETS                                           $     12,719,589    $      4,960,152
                                                            ================    ================

The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                            (dba C-3D Digital, Inc.)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      March 31,
                                                         ------------------------------------
                                                               2001               2000
                                                         ----------------    ----------------
                                                               (Restated)          (Restated)

CURRENT LIABILITIES

  Accounts payable                                       $      1,418,541    $      1,089,974
  Short-term obligations (Note 19)                                      -           1,972,502
  Accrued expenses                                              1,694,691             376,391
  Income tax payable (Note 16)                                        500                 500
  Accrued interest payable                                        133,176             123,605
  Current portion long-term debt (Note 6)                       2,276,222           3,625,787
  Deferred income                                                  93,765                   -
                                                         ----------------    ----------------

     Total Current Liabilities                                  5,616,895           7,188,759
                                                         ----------------    ----------------

LONG-TERM LIABILITIES

  Long-term debt - related party (Note 5)                       1,187,919                   -
  Long-term debt (Note 6)                                       5,209,222                   -
                                                         ----------------    ----------------

     Total Long-Term Liabilities                                6,397,141                   -
                                                         ----------------    ----------------

     Total Liabilities                                         12,014,036           7,188,759
                                                         ----------------    ----------------

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

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                            (dba C-3D Digital, Inc.)
                      Consolidated Statements of Operations

                                                            For the Years Ended March 31,
                                              --------------------------------------------------------
                                                    2001                2000                1999
                                              ----------------    ----------------    ----------------
                                                 (Restated)          (Restated)

REVENUES

  Sales - products                            $        905,070    $        491,779    $        682,760
                                              ----------------    ----------------    ----------------

COST OF SALES

  Product, supplies and materials (Note 2)             525,841             229,315             631,132
                                              ----------------    ----------------    ----------------

GROSS MARGIN                                           379,229             262,464              51,628
                                              ----------------    ----------------    ----------------

EXPENSES

  Bad debt expense                                      58,987               46,180             53,820
  Selling expenses                                     224,661              416,047            851,339
  General and administrative                        15,266,450            4,864,211          3,074,839
                                              ----------------    -----------------   ----------------

     Total Expenses                                 15,550,098            5,326,438          3,979,998
                                              ----------------    -----------------   ----------------

OPERATING LOSS                                     (15,170,869)          (5,063,974)        (3,928,370)
                                              ----------------    -----------------   ----------------

OTHER INCOME (EXPENSE)

  Gain on forgiveness of debt                                -               29,375                  -
  Interest income                                       14,442               13,470             11,265
  Interest expense                                    (277,823)            (118,058)           (93,779)
  Gain (loss) on sale of equipment                           -                    -           (160,836)
                                              ----------------    -----------------   ----------------

     Total Other Income (Expense)                     (263,381)             (75,213)          (243,350)
                                              ----------------    -----------------   ----------------

LOSS BEFORE INCOME TAXES                           (15,434,250)          (5,139,187)        (4,171,720)

INCOME TAX PROVISION (Note 16)                             500                  500                500
                                              ----------------    -----------------   ----------------

NET LOSS FROM OPERATIONS                           (15,434,750)          (5,138,687)        (4,171,220)

DISCONTINUED OPERATIONS                             (1,901,178)         (14,585,094)           (40,859)
                                              ----------------    -----------------   ----------------

NET LOSS                                      $    (17,335,928)   $     (19,723,781)  $     (4,212,079)
                                              ================    =================   ================

     The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C-3D Digital, Inc.)
                      Consolidated Statements of Operations

                                                  For the Years Ended March 31,
                                    --------------------------------------------------------
                                           2001                2000                1999
                                    -----------------   -----------------   -----------------
                                        (Restated)          (Restated)

BASIC LOSS PER SHARE

   Continued operations             $          (1.31)   $          (0.85)   $          (0.93)
   Discontinued operations                     (0.16)              (2.40)              (0.01)
                                    -----------------   -----------------    ----------------

                                    $          (1.47)   $          (3.25)   $          (0.94)
                                    =================   =================   =================

FULLY DILUTED LOSS PER SHARE

   Continuing operations            $          (1.31)   $          (0.85)   $          (0.93)
   Discontinued operations                     (0.16)              (2.48)              (0.01)
                                    -----------------   -----------------   -----------------

                                    $          (1.47)   $          (3.25)   $          (0.94)
                                    =================   =================   =================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       11,659,403           6,064,075           4,496,046
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

                                                                                                             Total
                                           Total                         Capital                          Stockholders'
                                          Shares        Common          in Excess       Accumulated          Equity
                                          Issued        Stock            of Par           Deficit           (Deficit)
                                        ----------  --------------   --------------  ----------------    ---------------
Balance, March 31, 1998                  3,522,162  $          352   $   18,984,810  $    (15,193,407)   $     3,791,755

Shares issued through
 stock offering                          1,521,358             152        3,771,382                 -          3,771,534
Shares issued for assets                   145,833              15        1,532,985                 -          1,533,000
Shares issued for cash                      92,950               9            3,709                 -              3,718
Correction of an error                      12,500               1                4                 -                  5
Shares issued in exchange
 for services                              273,703              27           43,420                 -             43,447
Shares issued for debt                      21,156               2          126,808                 -            126,810
Net loss                                         -               -                -        (4,213,079)        (4,213,079)
                                        ----------  --------------   -------------- -----------------    ---------------

Balance, March 31, 1999                  5,589,662             558       24,463,118       (19,406,486)         5,057,190

Conversion of debt to stock                646,113              64        3,768,546                 -          3,768,610
Stock for services                         415,846              42        3,678,699                 -          3,678,741
Stock for cash                              87,501               9            3,491                 -              3,500
Options for services                         6,250               1           59,374                 -             59,375
Stock for secured interest                   5,000               1           80,357                 -             80,358
Stock for assets                            31,250               3          320,310                 -            320,313
Issuance of options/warrants
  below market value                             -               -        4,527,087                 -          4,527,087
Old certificate/new rounding                    47               -                -                 -                  -
Net loss                                         -               -                -       (19,723,781)       (19,723,781)
                                        ----------  --------------   --------------  ----------------    ---------------

Balance, March 31, 2000                  6,781,669             678       36,900,982       (39,130,267)        (2,228,607)
(Restated)

Shares issued for assets                   703,250              70        1,826,055                 -          1,826,125
Shares issued for cash                     788,732              79        2,799,921                 -          2,800,000
Shares issued for services               6,078,798             608        6,240,780                 -          6,241,388
Shares issued for debt
 conversion                              3,833,743             383        4,039,553                 -          4,039,936
Issuance of shares / options
 below market value                              -               -        4,580,139                 -          4,580,139
Shares issued for subsidiary             2,500,000             250          782,250                 -            782,500
Net loss                                         -               -                -       (17,335,928)       (17,335,928)
                                        ----------  --------------   --------------  ----------------    ---------------

Balance, March 31, 2001                 20,686,192  $        2,068   $   57,169,680  $    (56,466,195)   $       705,553
(Restated)                              ==========  ==============   ==============  ================    ===============


     The accompanying notes are an integral part of these consolidated financial statements.

                 CHEQUEMATE INTERNATIONAL, INC. AND SUBSIDIARIES
                             (dba C-3D Digital, Inc.)
                      Consolidated Statements of Cash Flows

                                                                           For the Years Ended March 31,
                                                              -------------------------------------------------------
                                                                     2001             2000                1999
                                                              ----------------  -----------------     ---------------
                                                                 (Restated)        (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                    $    (17,572,016) $     (18,735,469)    $    (4,213,079)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
   Amortization                                                        785,622          1,053,376             314,873
   Depreciation                                                        171,900            295,431              79,599
   Loss on sale of assets                                                    -                  -             160,836
   Bad debt expense                                                     58,987            368,276              53,820
   Forgiveness of debt                                                       -            (29,375)                  -
   (Impairment) Recovery of discontinued assets                       (236,088)           988,312                   -
   Common stock and options issued for services rendered             8,967,025          8,345,561             448,547
   (Increase) decrease in:
    Accounts receivable                                               (461,056)          (383,622)           (227,437)
    Prepaid expenses                                                    53,277            124,179            (187,090)
    Inventory                                                           29,133          2,388,251             275,246
    Note receivable                                                     14,822             60,000            (530,530)
    Refundable deposits                                                 43,173            (31,455)             (7,651)
    Investment                                                               -              3,000                   -
   Employee advances                                                   (11,700)                -                    -
  Increase (decrease) in:
   Accounts payable                                                    328,567            193,566            (730,202)
   Accrued interest payable                                              9,571              3,871              53,831
   Deferred income                                                      93,765                  -             (54,724)
   Short-term obligations                                                    -          1,972,502                   -
   Accrued expenses                                                  3,829,351            337,719              (4,667)
                                                              ----------------     --------------     ---------------

     NET CASH USED BY OPERATING ACTIVITIES                          (3,659,579)        (4,034,189)         (4,568,628)
                                                              ----------------     --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase or development of intangibles                                     -           (230,807)           (128,021)
  Equipment purchases                                                 (502,268)          (908,440)           (198,736)
                                                              ----------------    ---------------     ---------------
     NET CASH USED BY INVESTING ACTIVITIES                            (502,268)        (1,139,247)           (326,757)
                                                              ----------------    ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                                           1,612,081              3,500           3,502,167
  Issuance of notes payable                                          1,419,360          3,550,000           3,043,409
  Issuance of common stock - related party                           1,187,919                  -                   -
  Payments made on notes payable                                       (87,000)           (62,448)           (138,832)
                                                              ----------------     ----------------   ---------------

   --NET CASH PROVIDED BY FINANCING ACTIVITIES                $      4,132,360     $    3,491,052     $     6,406,744
                                                              ----------------     ----------------   ---------------

   NET INCREASE (DECREASE) IN CASH                            $        (29,487)    $   (1,682,384)    $     1,511,359

   CASH AT BEGINNING OF YEAR                                            49,815          1,732,199             220,840
                                                              ----------------     ----------------   ---------------

   CASH AT END OF YEAR                                        $         20,328     $       49,815     $     1,732,199
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

          During the fiscal year, the Company ceased operation of its cable channel and 3-D Strata unit segments. The following is a summary of the loss from discontinued operations resulting from the elimination of these operations. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

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

                                       CHEQUEMATE INTERNATIONAL, INC.

May 8, 2002                            /s/ Chandos Mahon
                                       ----------------------------------
                                       CHANDOS MAHON
                                       PRESIDENT, CEO AND CFO


Date: May 8, 2002

By /s/ William Brinkmeier
------------------------------------
William Brinkmeier, Director Date: May 8, 2002

By /s/ In Q Lee
------------------------------------
In Q Lee, Director Date: May 8, 2002

By /s/ Chandos Mahon
-------------------------------------
Chandos Mahon, Director, President, CEO, CFO Date: May 8, 2002

By /s/ Thomas Nix
------------------------------------
Thomas Nix, Director Date: May 8, 2002

By /s/ Philmoon Seong
------------------------------------
Philmoon Seong, Director Date: May 8, 2002