Form 10KSB
period 2002-03-31
C 3D DIGITAL INC
filed 2002-07-16
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: March 31, 2002
                        COMMISSION FILE NUMBER: 001-15043

                               C-3D DIGITAL, INC.
                    (FORMERLY CHEQUEMATE INTERNATIONAL, INC.)
             (Exact name of registrant as specified in its charter)

                 Utah                                    76-0279816
    --------------------------------                 -------------------
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                Identification No.)

         10 Universal City Plaza, Suites 1100, Universal City, CA 91608
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                  818-509-6262
                                  ------------
                           (Issuer's Telephone Number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] No [ ]

State issuer's revenues for its most recent fiscal year: $805,211

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this report and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

As of July 9, 2001 the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $3,500,000.

C-3D Digital, Inc. had 91,253,414 Shares of Common Stock as of March 31, 2002.

Transitional Small Business Format: YES [ ]  NO [X]

                                TABLE OF CONTENTS
                                -----------------

PART I.........................................................................1

   ITEM 1......................................................................1
      Forward Looking Statements...............................................1
      History of the Company...................................................1
      Other Information........................................................1
      Principal Products and Services..........................................1
      Employees...............................................................12

   ITEM 2.....................................................................12
      Description of Property.................................................12

   ITEM 3.....................................................................12
      Legal Proceedings.......................................................12

   ITEM 4.....................................................................14
      Submission of Matters to a Vote of Security Holders.....................14

PART II.......................................................................15

   ITEM 5.....................................................................15
      Market for Common Equity and Related Stockholder Matters................15

   ITEM 6.....................................................................17
      Management's Discussion and Analysis....................................17

   ITEM 7....................................................................F-1
      Financial Statements...................................................F-1

   ITEM 8.....................................................................24
      Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure....................................................24

PART III......................................................................24

   ITEM 9.....................................................................24
      Directors, Executive Officers, Promoters and Control Persons; Compliance
      with Section 16 (a) of the Exchange Act.................................24
      Directors...............................................................24
      Business Experience.....................................................25
      Committees of the Board of Directors....................................25
      Executive Officers......................................................27
      Business Experience.....................................................27

   ITEM 10....................................................................27
      Executive Compensation..................................................27

   ITEM 11....................................................................28
      Security Ownership of Certain Beneficial Holders........................28

   ITEM 12....................................................................29
      Certain Related Transactions............................................29

   ITEM 13....................................................................29
      Exhibits and Reports on form 8K.........................................29
         Exhibits Index.......................................................29

   SIGNATURES.................................................................29

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

DESCRIPTION OF BUSINESS

OUR HISTORY

C-3D Digital, Inc. (the "Company" or "we" or "C-3D") was incorporated in Utah on September 1, 1994. We merged with our parent, Automated Compliance & Training, Inc., a Utah corporation, on September 3, 1996, with the wholly owned subsidiary surviving the merger. As a result of the merger our name was changed to Chequemate International, Inc. On March 22, 1999 we acquired substantially all of the assets of Strata, Inc., a Utah corporation. On July 8, 1999, we acquired substantially all of the assets of King Farms, Inc., an Illinois corporation doing business as Hotel Movie Express. On December 30, 2000, we acquired all of the equity interest in VisionComm, Inc., a closely-held Delaware corporation. On August 9, 2001, we sold a 51% interest in our equity to the shareholders of Another World, Inc. a corporation organized under the laws of the Republic of Korea. On January 8, 2002 we changed our name from Chequemate International, Inc. to C-3D Digital Inc.

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

C-3D DIGITAL

As of March 31, 2002 the Company was headquartered in southern California at Universal City and was working closely with AnotherWorld, Inc. a Korean based technology company on the deployment of worldwide sales and marketing of AnotherWorld's line of 3D products. In addition, the Company finalized relations with a Korean based graphic card manufacture for certain North and South American distribution rights. Within these rights the Company intendeds to establish revenue channels that will later complement the deployment and joint packaging of 3D related products.

Since 1997, we have focused on manufacturing and marketing breakthrough 3D imaging technology that was acquired from Advanced Technology Group, LLC. In June 1997 an agreement was finalized by which Chequemate Electronics obtained the exclusive worldwide license to the 3D technology developed by Advanced Technology, which converted 2D content to stereoscopic 3D for use in consumer devices such as set-top boxes (devices that adapt to standard television sets). We are actively pursuing additional acquisition and/or strategic partnership opportunities to expand its 3D imagery and conversion business.

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

VISIONCOMM, INC.

Located in Detroit, Michigan, VisionComm, Inc. was founded in 1995 for the purpose of providing telecommunications and cable television services to residents of multiple dwelling units, hotels and hospitals. We acquired VisionComm in December 2000. This acquisition gave us additional revenue opportunities and at the same time advanced our core business of media and entertainment distribution. VisionComm operates private cable systems in Texas, Oklahoma, California and Michigan and manages two franchise cable systems in Missouri with 2,800 residences and/or businesses as subscribers. VisionComm has installed and operates 600 payphones in various facilities in 9 states. VisionComm earns revenue through cable subscriber fees and payphone usage consisting of coin and non-coin calls. VisionComm derives revenue from multiple dwelling unit contracts, subscriptions for cable service and from fees on owning and operating pay phones. (For additional discussion regarding our plans with VisionComm please see note 14 of the March 31, 2002 financial statement, entitled discontinued operation.)

VisionComm operates through two divisions--the Cable Division and the Payphone Division. The Cable Division, headquartered in Clinton Township, Michigan, a suburb of Detroit, manages a nationwide network of contractors, provides engineering and planning for new installations and customer service for VisionComm cable subscribers, and oversees all other aspects of our cable business.

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

In 1995, VisionComm entered into a ten-year contract with Nevada Communications Corp. to provide payphone services to a large healthcare organization's hospitals and healthcare facilities throughout the United States on an exclusive basis. We are currently seeking to sell VisionComm Payphone Division, allowing us to devote our full energy to growing the Cable Division, which is more congruent with our current and pending products and services. There can be no assurance, however, that we will be successful in finding a suitable buyer, or, if a suitable prospective buyer is found, that we will be able to negotiate acceptable terms.

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

EMPLOYEES

As of July 1, 2002, we and our subsidiaries had 12 full time employees, and 4 consultants.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company occupies leased office space at:
10 Universal City Plaza, Suite 1100 $7,274.37 per month approx. 3,807 sqf. (34 month, 15 days lease started November 15, 2001). Lease 1030 S. Mesa Drive 3,000.00 per month 4,000 sqf. (10 year lease started March 2000). Lease 17000 17 Mile Road, Suite 100 2,500.00 per month approx. 2,175 sqf. (3 year lease started January 2002).

ITEM 3.

LEGAL PROCEEDINGS

On October 8, 1999, Marshall Industries, Inc., obtained a default judgment against the Company in Utah, and also recognition of sister state judgment in California on Mar. 27, 2001. The judgment amount currently stands at $28,201.71 with interests. The Company has begun settlement negotiation with the Plaintiff, and expects reasonable cooperation in a settlement negotiation.

On November 14, 2000, the Company and its then Chief Executive Officer, J. Michael Heil ("Heil"), were named as defendants in a complaint filed by Trimark Pictures, Inc. ("Trimark"), in the Superior Court for the State of California, County of Los Angeles, Case No. SC063992 ("Trimark complaint"). The Trimark complaint alleges that the Company and Heil breached the terms of a contract between the Company and Trimark dated February 8, 2000 (the "Trimark contract"), by failing to register a total of 100,000 shares of the Company's restricted common stock issued to Trimark pursuant to the terms of the Trimark contract.

The Trimark complaint also asserts a claim for fraud against the Company and Heil. Trimark claims substantial damages arising from the alleged breach of contract and misrepresentations, in the amount of $1,650,000. On May 13, 2002, pursuant to a settlement agreement and upon the effectiveness of S-3 registration of Trimark shares and payment of $41,000, Trimark dismissed the lawsuit.

On June 8, 2001, Mr. Grey obtained a default judgment in the Second Judicial District, State of Utah, Case No. 01-0700186 against the Company in the amount of $35,155.00 plus accruing interest based on alleged breach of a lease agreement. The Company has begun settlement negotiation with Mr. Grey, and is informed that a California action to enforce the Utah judgment is currently being contemplated. Mr. Grey has tentatively agreed to installment payment plans for a discounted amount.

On February 13, 2001, the Company was named as a defendant in a complaint filed by I-O Display Systems, LLC, Ilixco Inc., doing business as Razor Digital Media (together "IO Plaintiffs"), in the Superior Court for the State of California, County of San Mateo, Case No. 415826. Although on May 3, 2001, the Company and IO Plaintiffs entered into a comprehensive settlement agreement in which the Company agreed to and did issue a certain number of its shares to IO Plaintiffs and to have the shares registered by December 1, 2001, IO Plaintiffs filed request for and was granted a default judgment based on the Company's alleged failure to timely register the shares. The Company then moved to vacate the default judgment, and on January 8, 2002, it reached a new settlement agreement with IO Plaintiffs. Pursuant to the new settlement agreement, the Company paid IO Plaintiffs $200,000 and provided certain guarantees in share valuation in consideration of IO Plaintiffs' stipulation to vacate the default judgment and dismissal with prejudice.

On July 3, 2001, Brendan Kinkade brought a wage dispute claim with the California Labor Board, Case No. 05-21407 NV. Although the Company paid $18,000.00 in past due salaries, the Labor Commissioned ruled in Mr. Kinkade's favor and awarded him $49,931,78 on January 31, 2002.

On September 24, 2001, Miller Freeman, Inc. filed a claim in Superior Court of California, County of Los Angeles, West District, Case No. SC066542 based on past due account and sought $63,983 in actual damages and related costs. The Company answered denying most of the liability based on past payments, and after initial discovery, the Parties agreed to a settlement agreement in which the Company paid $10,000.00 for settlement of all claims.

On October 22, 2001, Hudson Consulting Group ("Hudson") filed a suit against the Company in Third District Court of the State of Utah, Case No. 000909325, contending that the Company breached an Advisory Agreement between the Parties dated July 1999 and subsequently modified in March 2000. Hudson argued that it was owed 75,000 shares pursuant to the agreements, and sought damages equal to the highest intermediate value of the 75,000 shares from July 30, 2000 to the date of judgment. In exchange for issuance of 514,000 shares of the Company's common stock, Hudson dismissed the suit with prejudice on March 21, 2002.

On January 15, 2002, certain former employees of the Company's 3d.com division, and Corastar, Inc., a new corporation formed by them (together "Strata Plaintiffs") brought a suit in the Fifth Judicial District Court, State of Utah, Case No. 20500095 seeking an amount in excess of twenty million dollars in damages based on alleged breaches of several contracts. The former employees contend that the Company breached its employment contracts with each of them, while Corastar Inc. alleges breaches of three separate "Corastar Agreements." A great majority of the Strata Plaintiffs' claims rests on consequential damages from the Corastar Agreement which has scant factual support in the complaint itself. The Company has timely responded to the complaint and brought counterclaims against each individual plaintiff and Corastar. The Company contends that all of the agreements, whose breaches had been alleged, are invalid because they were executed without proper corporate authority, and the Strata plaintiffs, and each of them, breached the agreements prior to any alleged wrong-doings by the Company. In the counterclaims, the Company seeks damages against each individual plaintiff for breach of his duty of care, duty of loyalty and for fraud. The Company contends that Plaintiffs wrongly appropriated valuable assets of the Company for their own exclusive benefit and use, and inappropriately induced the Company to enter into these agreements, while ignoring their legal duty of diligence and loyalty to the Company. The Company also seeks damages against Corastar for its breach, resulting in the loss of substantial revenue, its ability to obtain additional financing, among others.

On May 1, 2002, Collier Organization, LLC filed a damages claim in the Circuit Court of St. Charles County, State of Missouri, Case No. 02CV126596 against VisonComm, Inc., a wholly owned subsidiary of the Company, based on alleged abandonment of certain leasehold interest in St. Charles, Missouri. Collier seeks to collect on the balance of the alleged lease agreement in the amount of $125,602.00 along with costs and fees. The Company is informed that VisionComm has retained counsel in St. Charles, and that it is currently investigating facts surrounding the lease agreement and that it plans to file responsive pleadings shortly.

On May 23, 2002, TFL, LLC, a Utah limited liability company, and its principals ("TFL Plaintiffs") filed a complaint in Third Judicial District Court, Salt Lake County, State of Utah, Case No. 020904439 ("TFL Complaint"). TFL Complaint seeks $120,000 in liquidated damages, additional actual damages and injunctive relief against the Company based on alleged breach of certain releases by the Company. Plaintiffs contend that the Company had agreed that it would not use the name "Chequemate International" after January 30, 2001, and in case of violation a $10,000.00 per month in liquidated damages for each and every month that the name from "Chequemate" is being used. Plaintiffs Marci and Kenneth Redding are daughter and son-in-law of the Company's former Chairman and CEO Mr. Blaine Harris, who agreed transfer the name "Chequemate" to his daughter and related parties for $50,000.00 in past consideration during his tenure. On July 5, 2002, the Company has filed responsive pleadings and is currently investigating the validity of TFL Plaintiffs' claims, and is paying particular attention to the Harris intra-family transactions which gave, rise to this action.

On May 24, 2002, the Company was served with an arbitration proceeding notice by former principals of Hotel Movie Network ("Petitioners") with American Arbitration Association Western Service Center (Case Number 76 160 01661 02
AMSC) based on claims of unpaid wages. On June 20, 2002, the Company filed an answering statement denying liability based on failure of the alleged conditional contracts. The Company also contends that the resulting relationship between the Parties, as intended by all, was not employment related because the Company never paid the Petitioners like employees. The Company is currently investigating facts and circumstances surrounding the transactions between the parties to assess the possibilities of counterclaims for damages based on the employees' misappropriation of the Company's advances, and commingling of the Company's assets with their own businesses.

On June 4, 2002, the former chairman and CEO of the Company Blaine Harris brought a declaratory judgment action in Third Judicial District Court, Salt Lake County, State of Utah, Case No. 020904801, against the Company to determine his conversion rights under a certain promissory note and attached term sheets. Mr. Harris claims that the Company has agreed to give him conversion rights at a certain formula at any time prior to the effectiveness of the registration. Mr. Harris claims that the number of shares he received was not in accordance with the proper time or formula. On July 5, 2002, the Company has filed responsive pleadings in which it contended that the correct number of shares was issued based on Mr. Harris' desire for conversion communicated to the Company in November 2001.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending March 31, 2001.

                                     PART II

ITEM 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The stock of the Company is traded on the American Stock Exchange under the symbol DDD. The listing on the American Stock Exchange took place on June 9, 1999. Prior to that date, the Company's stock had been traded on the OTC Bulletin Board under the symbol CQMT of the NASD Stock Market, Inc. As of July 1, 2002, there are approximately 1800 shareholders of record of the Company. As of June 25, 2001, the Company had issued and outstanding shares of 89,680,871. The stock of the Company, as of July 1, 2002, closed at $0.05.

The NASD Stock Market, Inc. provided the fiscal year 1999 quotations for the Company's stock. The referenced quotations reflect inter-dealer prices without dealer mark-up, markdown or commissions and may not represent actual transactions. These prices have been adjusted to reflect the reverse split of the Company's common stock declared to be effective February 2, 2000.

Yahoo! provided the fiscal year 2001-2002 quotations for the Company's stock.


FISCAL YEAR                        HIGH CLOSING PRICE      LOW CLOSING PRICE
------------------------------     ------------------      -----------------
2001-1st Quarter (4/00-6/00)               8.87                   3.12
2001-2nd Quarter (7/00-9/00)               3.93                   1.00
2001-3rd Quarter (10/00-12/00)             1.19                   0.25
2001-4th Quarter (1/01-3/01)               0.81                   0.15
2002-1st Quarter (4/01-6/01)               0.50                   0.17
2002-2nd Quarter (7/01-9/01)               0.21                   0.01
2002-3rd Quarter (10/01-12/01)             0.33                   0.04
2002-4th Quarter (1/02-3/02)               0.35                   0.01
2002-1st Quarter (4/02-6/02)               0.15                   0.04


The Company has paid no dividends on common stock during its two most recent fiscal years, and has no present intention to pay dividends in fiscal year 2001.

During the fiscal year ended March 31, 2002, the Company issued shares of restricted common stock to a number of individuals as previously outlined in the Company quarterly reports in form 10QSB or otherwise described below. Each of the following issuances of securities was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

4TH QUARTER 2001-2002                                                RECIPIENT                           SHARES

On November 21, 2001 the company entered a settlement        United Financial Service                      9,375
agreement to settle a claim for $3,000.  The agreement
provided a cash payment of $1,500 and a stock issuance
valued at $1,500.


On January 17, 2002 the company issued restricted shares        William Brinkmeier                        88,058
of common stock as compensation of Director's & Board              Chung H. Lee                           42,330
member fees                                                         Ingyoo Lee                            65,586
                                                                   Chandos Mahon                          88,058
                                                                 Timothy C. Maher                         21,277


                                                                   Ernest McKay                           88,058
                                                                  Phil Moon Seong                         65,585
                                                                   Thomas A. Nix                          88,058
                                                                  Alexander Shang                         44,309

On January 17, 2002 the Company issued restricted shares       Frank Friedlein, Jr.                       41,980
of common stock as compensation of deferred and accrued           Paul H. LaBarre                        727,222
payroll                                                            Ernest McKay                          583,809
                                                                   Thomas A. Nix                          30,000

On January 23, 2002 the Company entered a settlement         Hudson Consulting Group                     514,000
agreement to settle a claim for $90,000. The Company
issued restricted shares of common stock valued at
$90,000. The Agreement also provided certain
registration rights for the shares issued.


On March 26, 2002 the Company issued restricted shares of             O'Neil                             770,876
common stock as an equity conversion to un-secured notes            Silverbrook
by the parties.  Each party contributed $25,000 to the                Zobrist
Company during the 4th quarter of 2000.  Under the terms               Saul
of the conversion the Parties received shares calculated
by dividing the principle balance by1/2of the current bid
price as satisfaction of the Loan Agreement.



On March 27, 2002 the Company issued restricted               Intuitive PTY Limited                      150,000
shares of common stock as additional payment to a
discounted agreement for investor relations services.


On March 27, 2002 the Company issued restricted shares of         AdScience, LLC                         130,000
common stock as additional payment for marketing services.        AdScience, LLC                          30,000



On March 27, 2002 the Company issued restricted shares of      Crystal Consulting,                       300,000
LLC common stock as additional payment for investor
relations.


On March 27, 2002 the Company issued restricted shares of         Sam Krieger                             66,667
common stock as additional payment for services rendered


On March 27, 2002 the Company issued restricted shares of      Willaim J. Brinkmeier                     125,000
common stock as reimbursement of expenses advanced


ITEM 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company divides its business activities among four divisions: (1) C-3D Digital, a division that is developing three-dimensional, or 3D, technology for converting two-dimensional, or 2D, video programming and similar video entertainment, or content, to 3D content for film, television and computer applications and will seek to generate revenue from the sale of these conversion services and sale of hardware such as 3D goggles and VGA cards; (2) VisionComm, Inc., a wholly owned subsidiary that derives revenue from the ownership, operation and management of private cable systems in Texas, California, Michigan, Oklahoma and Missouri; (3) Hotel Movie Network, a division that derives revenue from broadcasting entertainment and programming over hotel networks on a pay-per-view or free-to-guest basis(where the hotel pays a flat monthly fee); and (4) 3D.com, a wholly owned subsidiary that discontinued its Strata division in November, 2000.

Hotel Movie Network accounted for $805,211, which is 100% of our revenues as reported on our Consolidated Statement of Operations for the year ended March 31, 2002. Revenues of $1,850,852 from the VisionComm, Inc. were included only in footnote disclosure under Discontinued Operations for the year ended March 31, 2002, and net loss of $1,463,223 were recorded as part of our net loss from Discontinued Operations.

The hotel pay-per-view segment currently generates monthly revenue of approximately $67,100. We intend to use this business as an internal test market by providing 3D entertainment to hotel guests. We have adapted our 3D technology to operate through the hotel pay-per-view system and are seeking additional hotel properties in which to operate our hotel pay-per-view operations and conduct market testing.

Our auditors have issued a going concern opinion regarding our audited consolidated financial statements as of March 31, 2002. We continue to be dependent on investment capital to fund our operations. We hope to significantly reduce our debt by negotiating stock settlements with our creditors in satisfaction of outstanding obligations.

DISCONTINUED OPERATIONS

In June 2002, we entered into a Letter of Intent with the secured and principle note holders of VisionComm to sell the assets of VisionComm's cable operations. Accordingly the operations of that division are excluded from our operating results. The VisionComm division was originally purchased in December 2000. The new transaction contemplates a significant sale of cable assets in return for the satisfaction of the majority of the VisionComm's long-term liabilities. Management expects to close the transaction during the month of July 2002. If we succeed in closing this transaction, the company on a consolidated basis, will realize a reduction of $ 5,525,364 in liabilities and asset reduction of $1,767,224 and a goodwill reduction of $3,194,558.

RESULTS OF OPERATIONS

FISCAL YEAR MARCH 31, 2001 COMPARED TO MARCH 31, 2000 (AS RESTATED FOR DISCONTINUED OPERATIONS).

REVENUES: Total revenues for the year ended March 31, 2002 were $805,211 compared to $905,070 for the year ended March 31, 2001, a decrease of approximately 11%. Hotel Movie Network accounted for 100% of our revenues as reported on our Consolidated Statement of Operations for the year ended March 31, 2002.

For the year ended March 31, 2002, VisionComm, Inc., had revenues of $1,850,852, which we did not include in our March 31, 2002 Consolidated Statement of Operations.

COST OF SALES: Cost of Goods Sold decreased from $525,841 for the year ended March 31, 2001, to $347,734 for the year ended March 31, 2002. This decrease is due primarily to a higher demand of movies that the Company received a higher margin on.

While revenues decreased, gross margin increased due to the decrease in cost of goods sold as discussed above. For the year ended March 31, 2002, we realized gross profit of $457,477 approximately 57% of total revenues, compared to $379,229 or approximately 42% of total revenues for the year ended March 31, 2001.

EXPENSES: During the year ended March 31, 2002, general and administrative expenses decreased by $698,950 to a total of $14,567,500. This represents a decrease of approximately 4.6% over the corresponding expenses of $15,266,450 during the prior year. This decrease resulted primarily from the issuance of shares and options in consideration for services rendered of $1,133,332, as compensation of options based on the Black Scholes method of valuation of $134,467 and in settlement of various liabilities of $2,046,155. The shares and options were valued at their estimated fair value and resulted in an expense of $3,313,954.

Amortization and depreciation expenses were $5,039,579 and $419,115, respectively, for the year ended March 31, 2002, increases of approximately 541% and 144%, respectively, compared to the corresponding results of $785,622 and $171,900, respectively, for the year ended March 31, 2001. Amortization expense increased significantly due to movie production cost and product rights.

OTHER INCOME (EXPENSE): Total other expenses increased by $461,890 from $263,381 for the year ended March 31, 2001 to $725,271 for the year ended March 31, 2002. This increase was principally attributable to an increase of $391,129 for interest expenses due to an increase in our interest bearing debt, loss on sale of equipment of $318,835, and other expenses of $37,732.

NET INCOME (LOSS): Net loss for the year ended March 31, 2002 was $16,324,065, a decrease of approximately 5.8% over the net loss of $17,335,928 experienced in the year ended March 31, 2001. Our operations varied widely from fiscal year ended March 31, 2001 to fiscal year ended March 31, 2002 and therefore there is no simple answer for the fluctuations in revenues and expenses. Our net loss decreased by $1,011,863 due to our loss from discontinued operations of $1,463,223 during the year ended March 31, 2002 compared to $1,901,178 for the year ended March 31, 2001 and decrease in General and Administrative expense of $698,950 from the year ended March 31, 2001 to the year ended March 31, 2002. On a going forward basis, we expect our operations to stabilize over the next twelve months while we continue to decrease our debt and reorganize our company. The trend will be for expenses to significantly decrease over the prior year. However, we believe it will still be at least twelve months from the fiscal year ended March 31, 2002 before any of our quarterly financial results show a significant increase in revenue.

                                 CURRENT ASSETS

Current assets decreased from $3,783,456 as of March 31, 2001 to $2,831,150 as of March 31, 2002, a decrease of $952,306, or approximately 25%. The decrease is primarily due to the asset write down of our discontinued operation of VisionComm, Inc. Our cash ending balance as of March 31, 2002 was $205,163.

                                              March 31, 2002     March 31, 2001
                                              --------------     --------------
Cash                                            $  205,163         $      853
Accounts receivable - net of allowances
of $39,682  and $231,217                            91,449             93,715
in 2002 and 2001, respectively
Assets of discontinued operations                1,767,224          3,054,525
Employee advances                                      161             11,700
Inventory                                          698,744            620,637
Prepaid expenses                                    68,409              2,026
                                                -----------        -----------
Total Current Assets                            $2,831,150         $3,783,456
                                                ===========        ===========

Our accounts receivable are primarily due from small to mid-size hotels in which our Hotel Movie Network provides its services on either a pay-per view basis, where the hotel charges and collects fees from guests for content viewed, or on a free-to-guest basis, where the hotel pays us a fee for the services provided. The accounts receivable are net of an allowance of $39,682 for doubtful accounts. We believe the net amount shown is fully collectable.


                                  March 31, 2002   March 31, 2001
                                  --------------   --------------
Accounts Receivable, net
         Hotel Movie Network         $ 91,449         $ 93,715
         VisionComm, Inc.                   -                -
                                     ---------        ---------
Total Account Receivable             $ 91,449         $ 93,715
                                     =========        =========

Hotel Movie Network's inventory consists of (1) equipment for the distribution of content over television and (2) recorded content that is stored in hotels to support the pay-per-view and free-to-guest services and on hand inventory that is kept in our warehouse and is ready for deployment.


                                  March 31, 2002   March 31, 2001
                                  --------------   --------------
Inventory
         Hotel Movie Network         $698,744         $620,637
         VisionComm, Inc.                   -                -
                                     --------         --------
Total Inventory                      $698,744         $620,637
                                     ========         ========

PROPERTY AND EQUIPMENT

                                                Accumulated                            Net Book Value
                                         Cost              Depreciation            2002                 2001
                                      -----------          ------------        -----------         -----------
Office furniture and fixtures         $    38,485          $   (2,123)         $    36,362         $    91,737
Machinery and equipment                   447,710            (230,631)             217,079             533,263
Vehicles                                   34,837              (5,806)              29,031                   -
Hotel pay-per view equipment              470,313            (305,704)             167,609             258,672
Telephone and fixtures                          -                   -                    -                   -
Leasehold improvements                     76,286              (7,679)              68,607              19,861
Net assets of discontinued
operations                                      -                   -                    -                   -
                                      ------------         ------------        ------------        ------------
Total                                 $ 1,067,631          $ (551,943)         $   515,688         $   903,533
                                      ============         ============        ============        ============

Our Net Book Value decreased from $903,534 as of March 31, 2001 to $515,688 as of March 31, 2002, a decrease of approximately 42.9%. This decrease is primarily due to depreciation associated with Hotel pay-per view equipment and Machinery at our Hotel Movie Network division.

                                  OTHER ASSETS

Total other assets decreased from $8,032,600 as of March 31, 2001 to $3,608,211 as of March 31, 2002, a decrease of approximately 55%. This decrease is due primarily to a decrease of $2,141,323 in Goodwill as a result of discontinued operation of VisionComm, Inc. In addition, our Movie Production costs and product rights from Hotel Movie Network were completely written-off by $2,612,719 in March 31, 2002.


                                               March 31, 2002     March 31, 2001
                                               --------------     -------------
Goodwill                                          3,194,558          5,335,881
Notes receivable (Another World)                    300,719                 --
Movie production costs and product rights                --          2,696,719
Refundable Deposits                                  32,934                 --
Receivable-Subsidiary                                80,000                  -
                                                 -----------        -----------
Total Other Assets                               $3,608,211         $8,032,600
                                                 ===========        ===========


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

MOVIE PRODUCTION AND PRODUCT RIGHTS

                                           NET BOOK VALUE

                             TERM            COST        AMORTIZATION        2002            2001
                           ---------      ----------     ------------     ----------      ----------
Product rights             4-5 years      $3,094,045      $3,094,045      $       --      $  961,902
Contract/movie rights      2-5 years         294,537         294,537              --              --
Production cost              5 years       2,725,725       2,725,725              --       1,734,817
                                          -----------     -----------     -----------     -----------
                                          $6,114,307      $6,114,307      $       --      $2,696,719
                                          ===========     ===========     ===========     ===========

Product Rights consisted of the Company's 3D technologies for activities such as converting 2D content to 3D content, the ability to film with special 3D cameras and rights to certain content that can be converted to 3D for distribution through television broadcasting, videocassette recordings, and digital video discs, or DVDs. Product rights have been capitalized and amortized over five years using a straight line method. However, for the year ended March 31, 2002, total cost of Movie Production and Product Rights were fully amortized.

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

CURRENT LIABILITIES

Total current liabilities increased from $9,214,036 as of March 31, 2001 to $11,171,402 as of March 31, 2002, an increase of $1,957,366, or approximately 21.2%. This increase is due primarily to an increase in accrued expenses by $2,731,747 as a result of the issuance of common stock to various individuals and companies in consideration for services rendered during the year ended March 31, 2002 as a liability pending the board of directors' approval of the stock issuance. We plan on reducing these accruals by issuing stock in lieu of cash in satisfaction of all or part of each component of our liability, with the agreement of the respective parties to whom the liabilities are owed.


                                         March 31, 2002     March 31, 2001
                                         --------------     --------------
Accounts payable                          $   668,695         $  982,785
Accounts payable-related party                 75,000                 --
Accrued expenses                            4,144,461          1,412,714
Accrued interest payable                      158,627             85,924
Current portion long-term debt-related party  500,000                 --
Current portion long-term debt                 99,255            888,287
Discontinued liabilities                    5,525,364          5,840,389
Deferred Income                                    --              3,937
                                          ------------        -----------
         Total Current Liabilities        $11,171,402         $9,214,036
                                          ============        ===========

LONG-TERM LIABILITIES

During the year ended March 31, 2002, we decreased the long-term portion of our debt to $21,346. This decrease was due mainly to the conversion of notes from our discontinued operation of VisionComm, Inc.

STOCKHOLDERS' EQUITY (DEFICIT)

Our stockholder's equity decreased during the year ended March 31, 2002 by $4,943,252 due to the asset write down as a result of discontinued operation. During the year ended March 31, 2002, we incurred a loss of $16,324,065 and we have incurred losses from our inception through March 31, 2002 of $72,790,260. We do not have an established source of revenue sufficient to cover operating costs and, accordingly, there is substantial doubt about our ability to continue as a going concern.

On March 15, 2001, the Company entered into a Master Agreement, as amended and restated. This agreement was modified and restated on June 13, 2001. The agreement contemplates a private placement to raise up to $3,500,000 in return for the issuance of approximately 38,504,275 shares to Another World, Inc. and other investors, a number of shares corresponding to an equity interest in the Company on a fully diluted basis of approximately 51%. The holders of these newly-issued shares will have registration rights customary in such issuances, which rights are set forth in the Registration Rights Agreements included as
Schedule 5.13 to the Master Agreement filed by us with the Securities and Exchange Commission on June 14, 2001 as Exhibit 99(a) to the Proxy Statement filed on that date. The private placement was successfully closed on August 2002.

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

                                                            March 31, 2002        March 31, 2001
                                                            --------------        --------------
Common stock, $0.0001 par value, 500,000,000 shares
   authorized, authorized, 91,253,414 and 20,686,292
   shares outstanding at 2002 and 2001, respectively         $      9,125          $      2,068
Capital in excess of par                                       68,543,436            57,169,680
Accumulated deficit                                           (72,790,260)          (56,466,195)
                                                             -------------         -------------
         Total Stockholders' Equity (Deficit)                $ (4,237,699)         $    705,553
                                                             =============         =============

LIQUIDITY AND CAPITAL RESOURCES

We currently have a net negative working capital of $8,340,252 due mainly to accrued expenses of $4,144,461. As stated previously, accrued expenses increased as a result of issuance of common stock to various individuals and companies in consideration for services rendered during the year ended March 31, 2002 as a liability pending the board of directors' approval of the stock issuance.

From March 31, 2001 to March 31, 2002, we decreased our long-term liabilities by $2,778,654 due to the conversion of VisionComm's promissory note in to common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date SFAS No. 142 is applied in its entirety, which will be April 1, 2001 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, and will be applied to the fiscal year ending March 31, 2003 for the Company.

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

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
                    (FORMERLY CHEQUEMATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2002 AND 2001

                                 C O N T E N T S


Independent Auditors' Report ................................................ 3

Consolidated Balance Sheets ................................................. 5

Consolidated Statements of Operations ....................................... 6

Consolidated Statements of Stockholders' Equity (Deficit).................... 8

Consolidated Statements of Cash Flows ........................................9

Notes to Consolidated Financial Statements ..................................10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
C3D-Digital, Inc. And Subsidiaries
(Formerly Chequemate International, Inc. and Subsidiaries)
Universal City, California

We have audited the accompanying consolidated balance sheets of C3D-Digital, Inc. and Subsidiaries (Formerly Chequemate International, Inc. and Subsidiaries) as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of VisionComm, Inc., a consolidated subsidiary as of March 31, 2001, and for the year then ended, which statements reflect total assets and revenue constituting 21% and 0%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion for 2001, insofar as it relates to the amount included for VisionComm, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of C3D-Digital, Inc. and Subsidiaries (Formerly Chequemate International, Inc. and Subsidiaries) as of March 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years ended March 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that C3D-Digital, Inc. and Subsidiaries (Formerly Chequemate International, Inc. and Subsidiaries) will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, certain conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ Associates & Consultants, LLP
Salt Lake City, Utah
July 11, 2002

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                               March 31,
                                                      --------------------------
                                                          2002          2001
                                                      ------------  ------------

CURRENT ASSETS

  Cash                                                $   205,163   $       853
  Accounts receivable - net of allowances of $39,682
    and $231,217 in 2002 and 2001, respectively            91,449        93,715
  Assets of discontinued operations (Note 14)           1,767,224     3,054,525
  Employee advances                                           161        11,700
  Inventory (Note 2)                                      698,744       620,637
  Prepaid expenses                                         68,409         2,026
                                                      ------------  ------------

     Total Current Assets                               2,831,150     3,783,456
                                                      ------------  ------------

PROPERTY AND EQUIPMENT, NET (Note 3)                      515,688       903,533
                                                      ------------  ------------

OTHER ASSETS

  Goodwill, net (Note 19)                               3,194,558     5,335,881
  Receivable (Another World)                              300,719            --
  Movie production cost and product rights, net                --     2,696,719
  Refundable deposits                                      32,934            --
  Receivable- Subsidiary                                   80,000            --
                                                      ------------  ------------

     Total Other Assets                                 3,608,211     8,032,600
                                                      ------------  ------------

     TOTAL ASSETS                                     $ 6,955,049   $12,719,589
                                                      ============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           C3D-DIGITAL, INC. AND SUBSIDIARIES
               (Formerly Chequemate International, Inc. and Subsidiaries)
                        Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                    March 31,
                                                          -----------------------------
                                                              2002             2001
                                                          -------------   -------------
CURRENT LIABILITIES

  Accounts payable                                        $    668,695    $    982,785
  Accounts payable-related party                                75,000              --
  Accrued expenses                                           4,144,461       1,412,714
  Accrued interest payable                                     158,627          85,924
  Current portion long term debt-related party (Note 5)        500,000              --
  Current portion long-term debt (Note 6)                       99,255         888,287
  Liabilities of discontinued operations (Note 14)           5,525,364       5,840,389
  Deferred income                                                   --           3,937
                                                          -------------   -------------

     Total Current Liabilities                              11,171,402       9,214,036
                                                          -------------   -------------

LONG-TERM LIABILITIES

  Long-term debt - related party (Note 5)                           --       1,187,919
  Long-term debt (Note 6)                                       21,346       1,612,081
                                                          -------------   -------------

     Total Long-Term Liabilities                                21,346       2,800,000
                                                          -------------   -------------

     Total Liabilities                                      11,192,748      12,014,036
                                                          -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 91,253,414 and 20,686,192 shares
   outstanding at 2001 and 2000, respectively                    9,125           2,068
  Capital in excess of par                                  68,543,436      57,169,680
  Accumulated deficit                                      (72,790,260)    (56,466,195)
                                                          -------------   -------------

     Total Stockholders' Equity (Deficit)                   (4,237,699)        705,553
                                                          -------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                          $  6,955,049    $ 12,719,589
                                                          =============   =============

 The accompanying notes are an integral part of these consolidated financial statements.

                                          F-5

                            C3D-DIGITAL, INC. AND SUBSIDIARIES
                (Formerly Chequemate International, Inc. and Subsidiaries)
                           Consolidated Statements of Operations

                                                     For the Years Ended March 31,
                                             ---------------------------------------------
                                                  2002            2001            2000
                                             -------------   -------------   -------------
REVENUES

  Sales - products                           $    805,211    $    905,070    $    491,779
                                             -------------   -------------   -------------

COST OF SALES

  Product, supplies and materials (Note 2)        347,734         525,841         229,315
                                             -------------   -------------   -------------

GROSS MARGIN                                      457,477         379,229         262,464
                                             -------------   -------------   -------------

EXPENSES

  Bad debt expense                                 25,548          58,987          46,180
  Selling expenses                                     --         224,661         416,047
  General and administrative                   14,567,500      15,266,450       4,863,211
                                             -------------   -------------   -------------

     Total Expenses                            14,593,048      15,550,098       5,325,438
                                             -------------   -------------   -------------

OPERATING LOSS                                (14,135,571)    (15,170,869)     (5,062,974)
                                             -------------   -------------   -------------

OTHER INCOME (EXPENSE)

  Gain on forgiveness of debt                          --              --          29,375
  Interest income                                  22,425          14,442          13,470
  Other (expenses)                                (37,732)             --              --
  Interest expense                               (391,129)       (277,823)       (118,058)
  Gain (loss) on sale of equipment               (318,835)             --              --
                                             -------------   -------------   -------------

     Total Other Income (Expense)                (725,271)       (263,381)        (75,213)
                                             -------------   -------------   -------------

LOSS BEFORE INCOME TAXES                      (14,860,842)    (15,434,250)     (5,138,187)

INCOME TAX PROVISION (Note 16)                         --             500             500
                                             -------------   -------------   -------------

NET LOSS FROM OPERATIONS                      (14,860,842)    (15,434,750)     (5,138,687)

DISCONTINUED OPERATIONS (Note 14)              (1,463,223)     (1,901,178)    (14,585,094)
                                             -------------   -------------   -------------

NET LOSS                                     $(16,324,065)   $(17,335,928)   $(19,723,781)
                                             =============   =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                           F-6

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                Consolidated Statements of Operations (Continued)


                                           For the Years Ended March 31,
                                  ---------------------------------------------
                                       2002            2001             2000
                                  --------------   -------------   ------------

BASIC LOSS PER SHARE

   Continued operations           $       (0.24)   $      (1.33)   $     (0.85)
   Discontinued operations                (0.02)          (0.16)         (2.40)
                                  --------------   -------------   ------------

                                  $       (0.26)   $      (1.49)   $     (3.25)
                                  ==============   =============   ============

FULLY DILUTED LOSS PER SHARE

   Continuing operations          $       (0.24)   $      (1.33)   $     (0.85)
   Discontinued operations                (0.02)          (0.16)         (2.40)
                                  --------------   -------------   ------------

                                  $       (0.26)   $      (1.49)   $     (3.25)
                                  ==============   =============   ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  61,883,040      11,659,403      6,064,075
                                  ==============   =============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                     C3D-DIGITAL, INC. AND SUBSIDIARIES
                         (Formerly Chequemate International, Inc. and Subsidiaries)
                          Consolidated Statements of Stockholders' Equity (Deficit)
                              For the Years Ended March 31, 2002, 2001 and 2000

                                                                                                   Total
                                       Total                       Capital                     Stockholders'
                                      Shares        Common        in Excess     Accumulated       Equity
                                      Issued         Stock         of Par         Deficit        (Deficit)
                                  -------------  -------------  -------------  -------------   -------------
Balance, March 31, 1999              5,589,662   $        558   $ 24,463,118   $(19,406,486)   $  5,057,190

Conversion of debt to stock            646,113             64      3,768,546             --       3,768,610
Stock for services                     415,846             42      3,678,699             --       3,678,741
Stock for cash                          87,501              9          3,491             --           3,500
Options for services                     6,250              1         59,374             --          59,375
Stock for secured interest               5,000              1         80,357             --          80,358
Stock for assets                        31,250              3        320,310             --         320,313
Issuance of options/warrants
  below market value                        --             --      4,527,087             --       4,527,087
Old certificate/new rounding                47             --             --             --              --
Net loss                                    --             --             --    (19,723,781)    (19,723,781)
                                  -------------  -------------  -------------  -------------   -------------

Balance, March 31, 2000              6,781,669            678     36,900,982    (39,130,267)     (2,228,607)

Shares issued for assets               703,250             70      1,826,055             --       1,826,125
Shares issued for cash                 788,732             79      2,799,921             --       2,800,000
Shares issued for services           6,078,798            608      6,240,780             --       6,241,388
Shares issued for debt
 conversion                          3,833,743            383      4,039,553             --       4,039,936
Issuance of shares / options
 below market value                         --             --      4,580,139             --       4,580,139
Shares issued for subsidiary         2,500,000            250        782,250             --         782,500
Net loss                                    --             --             --    (17,335,928)    (17,335,928)
                                  -------------  -------------  -------------  -------------   -------------

Balance, March 31, 2001             20,686,192          2,068     57,169,680    (56,466,195)        705,553

Stock issued for cash               38,504,275          3,851      3,496,149             --       3,500,000
Stock issued for option
 exercise                              162,500             16          6,484             --           6,500
Stock issued for payroll             2,459,587            246        683,986             --         684,232
Stock issued for accrued
 directors fees                        162,500             16         51,984             --          52,000
Stock issued for directors fees        591,319             59        167,905             --         167,964
Stock issued for accrued
 expenses                            2,666,364            266        592,867             --         593,133
Stock issued for accrued
 salaries                              191,796             19         63,067             --          63,086
Stock issued for debt               13,826,181          1,383      3,637,617             --       3,639,000
Stock issued for settlements
 of contingent liabilities          10,076,131          1,008      2,077,147             --       2,078,155
Stock issued for services            1,926,569            193        462,083             --         462,276
Issuance of warrants at
 market value                               --             --        134,467             --         134,467
Net loss                                    --             --             --    (16,324,065)    (16,324,065)
                                  -------------  -------------  -------------  -------------   -------------

Balance, March 31, 2002             91,253,414   $      9,125   $ 68,543,436   $ 72,790,260    $  4,237,699
                                  =============  =============  =============  =============   =============

           The accompanying notes are an integral part of these consolidated financial statements.

                                                    F-8

                                   C3D-DIGITAL, INC. AND SUBSIDIARIES
                       (Formerly Chequemate International, Inc. and Subsidiaries)
                                  Consolidated Statements of Cash Flows

                                                                    For the Years Ended March 31,
                                                           ---------------------------------------------
                                                                2002            2001            2000
                                                           -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                $(16,324,065)   $(17,335,928)   $(19,723,781)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
   Amortization and impairment                                5,039,579         785,622       1,053,376
   Depreciation                                                 419,115         171,900         295,376
   Loss on sale of assets                                       523,295              --              --
   Bad debt expense                                                  --          58,987         368,276
   Forgiveness of debt                                               --              --         (29,375)
   Impairment (recovery) of discontinued assets                      --        (236,088)        988,312
   Common stock issued on settlements                         2,046,155              --              --
   Common stock and options issued for services               1,133,332       8,967,025       8,345,561
   Increase decrease in:
      Accounts receivable                                       318,221        (461,056)       (383,622)
      Prepaid expenses                                            9,446          53,277         124,179
      Inventory                                                    (365)         29,133       2,388,251
      Note receivable                                          (265,541)         14,822          60,000
      Refundable deposits                                       (38,651)         43,173         (31,455)
      Investment                                                  4,000              --           3,000
      Employee advances                                          11,539         (11,700)             --
      Accounts payable                                         (205,258)        328,567         193,566
      Accrued interest payable                                   25,451           9,571           3,871
      Deferred income                                           (16,236)         93,765              --
      Short-term obligations                                         --              --       1,972,502
      Accrued expenses                                        4,440,686       3,829,351         337,774
                                                           -------------   -------------   -------------

     NET CASH USED BY OPERATING ACTIVITIES                   (2,879,297)     (3,659,579)     (4,034,189)
                                                           -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Funds from sale of assets                                    141,325              --              --
   Purchase or development of intangibles                            --              --        (230,807)
   Equipment purchases                                         (203,070)       (502,268)       (908,440)
                                                           -------------   -------------   -------------

NET CASH USED BY INVESTING ACTIVITIES                           (61,745)       (502,268)     (1,139,247)
                                                           -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                                   3,506,500       1,612,081           3,500
   Issuance of notes payable                                     95,000       1,419,360       3,550,000
   Issuance of common stock - related party                          --       1,187,919              --
   Payments made on notes payable                              (466,105)        (87,000)        (62,448)
                                                           -------------   -------------   -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     3,135,395       4,132,360       3,491,052
                                                           -------------   -------------   -------------

CHANGE IN CASH - DISCONTINUED OPERATIONS                          9,957         (19,475)             --
                                                           -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH                                 204,310         (48,962)     (1,682,384)

CASH AT BEGINNING OF YEAR                                           853          49,815       1,732,199
                                                           -------------   -------------   -------------

CASH AT END OF YEAR                                        $    205,163    $        853    $     49,815
                                                           =============   =============   =============

         The accompanying notes are an integral part of these consolidated financial statements.

                                                  F-9

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The Company's accounting policies reflect practices of the Centric graphical software applications and hotel pay-per-view provides hotels customers with visual recreational services, and conforms to generally accepted accounting principles. The following policies are considered to be significant:

              Principles of Consolidation
              ---------------------------

              The consolidated financial statements include the accounts of the Company and its subsidiaries 3D.COM and VisionComm, Inc. All significant intercompany accounts and transactions have been eliminated. VisionComm, Inc operates under a December year end. There were no material intervening events.

              Revenue Recognition
              -------------------

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

              Property and Equipment
              ----------------------

              Property and equipment are stated at cost with depreciation and amortization computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:
                                                                   Years
                                                                -----------
                        Office furniture                            5-7
                        Machinery and equipment                     5-7
                        Leasehold Improvements                      3

              Movie Production Cost and Product Rights
              ----------------------------------------

                                                                                             Net Book Value
                                                                                    -------------------------------
                                           Term           Cost       Amortization         2002            2001
                                      -------------  -------------- --------------- --------------- ---------------
              Product rights              4-5 years  $   3,094,045  $    3,094,045  $            -  $      961,902
              Contract/movie
                  rights                  2-5 years        294,537         294,537               -               -
              Production cost               5 years      2,725,725       2,725,725               -       1,734,817
                                                     -------------- --------------- --------------- ---------------

                                                     $   6,114,307  $    6,114,307  $            -  $    2,696,719
                                                     ============== =============== =============== ===============

              Product rights have been capitalized and amortized over five years using a straight line method. The total amortization expense for the years ended March 31, 2002, 2001 and 2000 amounted to $2,252,745, $785,622 and $1,053,376 respectively.

              Concentration of Risk
              ---------------------

              The Company maintains several accounts with financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's cash balance occasionally exceeds this amount.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Movie Production Cost and Product Rights (Continued)
              ----------------------------------------------------

              The Company reviews the recoverability of intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Several factors are used to evaluate intangibles. Including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

              Cash Flows
              ----------

              For purposes of reporting cash flows, cash includes cash on hand and cash on deposit with banks.

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

              Production Costs
              ----------------

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

              Advertising
              -----------

              The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $890, $3,696 and $74,125 for the years ended March 31, 2002, 2001, and 2000, respectively.

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

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Newly Issued Accounting Pronouncements
              --------------------------------------

              SFAS NO.'S 141 AND 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending March 31, 2003 for the Company.

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

              SFAS NO. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Newly Issued Accounting Pronouncements (Continued)
              --------------------------------------------------

              While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

              SFAS NO. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

              SFAS NO. 144 - On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS
              121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

              SFAS 144 develops one accounting model (based on the model in SFAS
              121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Newly Issued Accounting Pronouncements (Continued)
              --------------------------------------------------

              Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

              Prior Period Reclassification
              -----------------------------

              Certain 2001 and 2000 balances have been reclassified to conform to the presentation of the 2002 consolidated financial statements.

              Long-lived Assets
              -----------------

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

              Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater that its fair value. During 2002, the Company determined that the carrying amount of the VisionComm, Inc. goodwill exceeded its fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of 2,786,834 was recognized in that reporting unit.

              Stock Options and Warrants
              --------------------------

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

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Valuation of Options and Warrants
              ---------------------------------

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

NOTE 2 -      INVENTORY
                                                          March 31,
                                                -----------------------------
                                                     2002            2001
                                                --------------  --------------

                          Finished goods        $     698,379   $     698,379
                          WIP                               -               -
                          Raw materials                     -               -
                                                --------------  --------------

                                                $     698,743   $     698,379
                                                ==============  ==============

              The Company inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories consist mainly of components related to the 3-D electronic devices product and pay-per-view operations.

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment as of March 31, 2002 and 2001 are detailed in the following summary:

                                                                                            Net Book Value
                                                                      Accumulated    -----------------------------
                                                        Cost          Depreciation        2002           2001
                                                   ---------------  ---------------  -------------  --------------
              Office furniture & fixtures          $       38,485   $       (2,123) $      36,362  $       91,736
              Machinery & equipment                       447,710         (230,631)       217,079         533,264
              Vehicles                                     34,837           (5,806)        29,031               -
              Hotel pay-per-view equip.                   470,313         (305,704)       164,609         258,672
              Telephone & fixtures                              -                -              -               -
              Leasehold improvements                       76,286           (7,679)        68,607          19,861
              Net assets of discontinued
               operations                                       -                -              -               -
                                                   ---------------  ---------------  -------------  --------------

                  Total                            $    1,067,631   $     (551,943)  $    515,688   $     903,533
                                                   ===============  ===============  =============  ==============

              Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense from continuing operations for the years ended March 31, 2002, 2001 and 2000 amounted to $419,115 $171,900 and $295,376, respectively.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 4 -      STOCKHOLDERS' EQUITY

              The Company is authorized to issue 500,000,000 shares of common stock, par value $.0001. As of March 31, 2002, the Company has issued 91,253,414 shares of common stock. On February 2, 2000, the Company authorized a 1:4 reverse stock split. The consolidated financial statements have been retroactively restated to reflect the reverse stock split.

              During the year ended March 31, 2002, the Company issued 38,504,275 shares of common stock for cash of $3,500,000, or $0.09 per share.

              During the year ended March 31, 2002, the Company issued 162,500 shares of common stock for the exercise of options in the prior year at an exercise price of $0.04 per share.

              During the year ended March 31, 2002, the Company issued 2,459,587 shares of common stock at the market price on the dates of issue in lieu of payroll in the amount of $684,232.

              During the year ended March 31, 2002, the Company issued 162,500 shares of common stock for accrued directors fees in the amount of $52,000, or $0.20 per share.

              During the year ended March 31, 2002, the Company issued 591,319 shares of common stock at the market price on the dates of issue for directors fees in the amount of $167,964.

              During the year ended March 31, 2002, the Company issued 2,666,364 shares of common stock for accrued expenses in the amount of $593,133.

              During the year ended March 31, 2002, the Company issued 191,796 shares of common stock for accrued salaries in the amount of $63,086.

              During the year ended March 31, 2002, the Company issued 13,826,181 shares of common stock for notes payable in the amount of $3,639,000.

              During the year ended March 31, 2002, the Company issued 10,076,131 shares of common stock for contingent liabilities in the amount of $2,078,155.

              During the year ended March 31, 2002, the Company issued 1,926,569 shares of common stock for services in the amount of $462,276.

NOTE 5 -      LONG-TERM DEBT-RELATED PARTIES

              Notes payable to related parties as of March 31, 2002 and 2001 are detailed in the following summary:

                                                                                         2002             2001
                                                                                  ----------------  ---------------

              Note payable to a Company owned by officers and former directors of the Company for damages related to the failure to timely register previously issued shares , secured by the inventory, equipment, furniture, and fixtures. Note was non-interest
                bearing and due May 1, 2001. The Company is currently in default on this note and is accruing interest at 1.5%
                per month per the terms of the note.                              $       500,000   $            -
                                                                                  ----------------  ---------------

              Balance Forward                                                     $       500,000   $            -
                                                                                  ----------------  ---------------

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000

NOTE 5 -      LONG-TERM DEBT-RELATED PARTIES (Continued)

                                                                                         2002             2001
                                                                                  ----------------  ---------------

              Balance Forward                                                     $       500,000   $            -

              Convertible notes payable to officers and directors in connection with the acquisition of VisionComm, with an interest rate of 8%
                convertible at anytime prior to April 30, 2002 at the option of the note holder at a price of $3.50 per share or at the option of the Company if shares of the Company's common stock are trading at a price greater than $7.00 per share for a period of sixty (60) trading days, accrued interest of $24,022,
                due April 30, 2002, unsecured                                                   -        1,187,919
                                                                                  ----------------  ---------------

                   Total related party notes payable                                      500,000        1,187,919

                   Less: current portion                                                  500,000                -
                                                                                  ----------------  ---------------

                   Long-term portion                                              $             -   $    1,187,919
                                                                                  ================  ===============

              Maturities of the related party notes payable are as follows:

                    Period ending March 31,                                       2003              $      500,000
                                                                                  2004                           -
                                                                                                    ---------------

                                                                                  Total             $      500,000
                                                                                                    ===============

NOTE 6 -      LONG-TERM DEBT

              Notes payable as of March 31, 2002 and 2001 are detailed in the following summary:

                                                                                         2002             2001
                                                                                  ----------------  ---------------

              Note payable to a company; due in monthly installments of $3,244 which includes interest at 8%; due on demand, unsecured. Company is in default and demand has been
              made by the creditor                                                $        49,287   $       49,287
                                                                                  ----------------  ---------------

              Balance Forward                                                     $        49,287   $       49,287
                                                                                  ----------------  ---------------

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 6 -      LONG-TERM DEBT (Continued)

                                                                                         2002             2001
                                                                                  ----------------  ---------------

              Balance Forward                                                     $        49,287   $       49,287

              Convertible notes payable to various individuals in connection with the acquisition of VisionComm with an interest rate of 8%
                convertible at anytime prior to April 30, 2002 at the option of the note holder at a price of $3.50 per share or at the option of the Company if shares of the Company's common stock are trading at a price greater than $7.00 per share for a period of sixty (60) trading days, accrued interest of $32,600 due April
                30, 2002,
                unsecured                                                                       -        1,612,081

              Note payable to a individual for services rendered,
                unsecured, due on demand accruing interest at
                at 8% per annual                                                           44,000                -

              Note payable to a Company, for a vehicle
                payable in monthly installments of $497,
                non-interest bearing, secured by vehicle                                   27,314                -

              Note payable to an individual, due December
                20, 2001, with interest at 8%, unsecured                                        -          300,000

              Notes payable to various entities, due on
                demand, interest at 8%, unsecured                                               -          139,000


              Note payable to a Company; due on demand,
                interest at 10% due monthly, secured by
                equipment and inventory                                                         -          400,000

              Note payable to a Company; unsecured, due on
                demand, includes interest at 10%                                                -                -
                                                                                  ----------------  ---------------

                   Total long-term debt                                                   120,601        2,500,368

                    Less: current portion                                                  99,255         (888,287)
                                                                                  ----------------  ---------------

                    Long-term portion                                             $        21,346   $    1,612,081
                                                                                  ================  ===============

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 6 -      LONG-TERM DEBT (Continued)

                Maturities of long-term debt are summarized below:

                Period ending March 31,  2003                                   $        99,255
                                         2004                                             5,967
                                         2005                                             5,967
                                         2006                                             5,967
                                         2007 and thereafter                              3,445
                                                                                 ---------------

                                                                       Total     $      120,601
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

              During August 2001, the principle and interest amount of $2,800,000 and $231,788, respectively, were converted into 10,300,000 shares of the Company's common stock.

NOTE 7 -      LEASES

              During April 2000, the Company's wholly-owned subsidiary, Hotel Movie Network, Inc., signed a 120 month lease agreement which expires on March 31, 2010. The monthly rent amount is $3,200 with yearly increases of approximately 6% per year.

              During September 2001, the Company signed an 8 1/2 month lease agreement which expires on May 31, 2002. The monthly ret amount is approximately $1,700. As part of the lease agreement, a $200 refundable deposit was required.

              During November 2001, the Company signed a 34 1/2 month lease agreement which expires on September 30, 2004. The monthly rent amount is $7,271. As part of the lease agreement, a $21,814 security deposit was required.

              At March 31, 2002, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                     Period ended                             Operating
                       March 31,                                Leases
                  ------------------                     --------------------
                     2003                                $           127,360
                     2004                                            125,657
                     2005                                             84,428
                     2006                                             40,800
                     2007                                             43,200
                     Later years                                     129,600
                                                         --------------------

                     Total Minimum Lease Payments        $           551,045
                                                         ====================

              Rental expense for the years ended March 31, 2002, 2001 and 2000 amounted to $84,871, $421,098 and $135,860, respectively.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 8 -      CASH FLOW AND NON CASH INVESTING AND FINANCING ACTIVITIES

              Cash Flow Information
              ---------------------

                                                                               March 31,
                                                          --------------------------------------------------
                                                                2002            2001               2000
                                                          ---------------  ---------------   ---------------
              Interest paid                               $             -  $       268,352   $         2,134

              Income taxes paid                           $             -  $           500   $           500

              Non-Cash Investing and Financing Activities
              -------------------------------------------

              For the years ending March 31, 2002, 2001 and 2000, the Company incurred the following non-cash investing and financing activities.

                                                                               March 31,
                                                          -------------------------------------------------
                                                               2002              2001             2000
                                                          ---------------  ---------------   --------------
              Issuance of stock and options for
               services rendered                          $     1,133,332  $     8,967,025   $    8,345,561
              Issuance of stock for assets                $             -  $     1,826,125   $      510,313
              Issuance of stock for settlement            $     2,046,155  $             -   $            -
              Issuance of stock for debt                  $     4,368,219  $     4,039,936   $    3,768,610
              Issuance of stock for subsidiary            $             -  $       782,500   $            -

              Acquisition of subsidiary:
                 Assets acquired                          $             -        3,054,524                -
                 Liabilities assumed                                    -       (4,807,905)               -
                 Goodwill                                               -        5,335,881                -
                                                          ---------------- ----------------  ---------------
                 Purchase price                                         -        3,582,500                -
                 Payment with 2,500,000 shares
                   of common stock                                      -          782,500                -
                 Note payable                                           -        2,800,000                -
                                                          ---------------- ----------------  ---------------
                 Cash used for acquisition                $             -  $             -                -
                                                          ================ ================  ===============

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

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 10 -     COMMITMENTS AND CONTINGENCIES

              LITIGATION

              On November 14, 2000, the Company and its then Chief Executive Officer, J. Michael Heil (Heil), were named as defendants in a complaint filed by Trimark Pictures, Inc. (Trimark). The Trimark complaint alleges that the Company and Heil breached the terms of a contract between the Company and Trimark dated February 8, 2000, by failing to register a total of 120,000 shares of the Company's restricted common stock issued to Trimark. Trimark claims substantial damages arising from the alleged breach of contract and misrepresentations, in the amount of $1,650,000. The Company settled this issue in the current year for 100,000 additional shares, totaling 200,000 shares and $40,000 cash.

              The Company is a defendant in a lawsuit filed by former associates for alleged breach of contract. The suit asks for damages totaling approximately $100,000. The Company intends to vigorously defend its position. A former chairman has brought a declaratory judgment action against the Company to determine conversion rights on a certain promissory note. The Company believes the conversion issue has been resolved and intends to vigorously defend its position. The Company is involved in an arbitration proceeding filed by two employees of its pay-for-view division for unpaid wages. The unpaid wages have been charged to operations in the accompanying financial statements for 2002. The Company is currently investigating this issues and contends that the amounts do are not considered wages.

              The Company is a defendant in a lawsuit filed by a former landlord of it Missouri operations. The Company has retained counsel in Missouri and is currently investigating the issue. Outside counsel for the company has advised that at this stage in the proceedings he cannot offer an opinion as to the probable outcome.
              The Company is a defendant in other lawsuits filed by certain customers for alleged breach of contract. The Company has proposed a settlement in the amount of $63,357, which has been charged to operations in the accompanying financial statements for 2002. If the settlement offer is not adhered to by the Company the amount of the ultimate loss to the Company, if any, may exceed the amount settled upon.

              The Company is a defendant in a lawsuit filed by one of its vendors for alleged breach of contract. The suit asks for actual and punitive damages totaling $63,983. The Company has proposed a settlement in the amount of $10,000, which has been charged to operations in the accompanying financial statements for 2002. The Company is awaiting formal dismissal by the plaintiff. The Company is a defendant in a lawsuit filed by former officers (Bringhurst et. al v C3D (aka Strata litigation)) for alleged breach of contract. The suit asks for actual and punitive damages totaling approximately $26,900,783. The Company believes the suit is completely without merit and intends to vigorously defend its position. The Company has filed a counter-claim against the individuals for unspecified damages.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 10 -     COMMITMENTS AND CONTINGENCIES (Continued)

              COMMITMENTS

              In June 2001, the Company entered into a two part (or closing) agreement with Another World, Inc. (AWI) (a Korean Corporation). The terms of the first closing were the issuance of common stock consisting of 51% of the Company's stock for approximately $3.5 million. The terms of the second closing provide the Company with the options to acquire approximately 18% of the current outstanding shares of common stock of AWI for an equivalent number of shares of the Company's stock. The first closing has been executed and the Company is currently negotiating the terms of the second closing with the shareholders of AWI. The agreement contains an anti-dilative clause which protects AWI's ownership interest at 51% on any shares issued subsequent to August 9, 2001 which are derived from settlement discussion initiated before that date. As of March 31, 2002 the Company has accrued $2,700,578 payable for approximately 13,427,700 shares pertaining to the anti-dilution clause of the contract. The Company anticipates that these shares will be issued during the second quarter of 2003. Also, during the current year the Company acquired 100% of its inventory from Another World, Inc. and is considered a major supplier. In 2000 the Company had entered into a common stock purchase agreement with Crooks Hollow Road, LLC.(Crooks) In November of 2001 the Company and Crooks modified the agreement. In the modification Crooks stock re-pricing agreement was modified. The modification protected Crooks ownership interest to 8% on issuance of shares associated with Another World, Inc. As of March 31, 2002 the Company has accrued $216,046 payable for approximately 1,074,216 shares pertaining to the re-pricing clause of the contract.

              In July 2001, the Company entered into a settlement agreement with Lions Gate Entertainment, Inc where by the Company would issue 100,000 shares of common stock to settle the disagreement between the parties. The agreement carries a price fluctuation clause which may result in additional share being issued if the fluctuation is greater than 12.5%. The Company has accrued a related liability of $46,000 due to the fact that the Company's stock has fluctuated more than the 12.5%. In January 2002, the Company entered into a settlement agreement with I-O Display Systems. Associated with the settlement was a conditional liquidation guarantee clause which may require the Company to issue additional shares of stock in the future if the trading value of the shares received in the settlement should decrease significantly. In June 2001, the Company entered into a settlement agreement with National Financial Communications Corp.(NFC). The settlement required the Company to issue 250,000 shares of common stock to settle an outstanding debt. The shares were to be included in the registration statement of the Company's S-3 filing. Once the registered shares are effective NFC will attempt to sell the shares. If NFC is unable to satisfy the amount of the debt settled it reserves the right to pursue collection of the balance.

NOTE 11 - ACQUISITIONS

              In August 2000, the Company purchased several film libraries to supplement the 3-D TV operations. The film libraries were purchased to be converted to a 3-D format. The Company issued 703,250 shares of its common stock valued at $1,826,125 for the film libraries which are included in its movie production costs.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 12 - GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through March 31, 2002. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

              In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need additional capital resources. Management has formulated a plan to; i) reduce the current debt of the company through divesting or sale of unprofitable operations. ii) raise additional equity funding though stock issuances iii) increase in debt for expansion capital. iv) and the Company's projected revenues from the establishment of its new graphics card and distribution business would provide sufficient capital for minimal operations. However, management cannot provide any assurances that the Company will be successful in accomplishing any or all of its plans.

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated inancial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 13 -STOCK OPTIONS AND WARRANTS

              Prior to fiscal year 2000, the Company accounted for stock options in accordance with APB 25 "Accounting for Stock Issued to Employees". During fiscal year 2000, the Company adopted FASB Statement 123 "Accounting for Stock Based Compensation". The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model.

              Stock Options
              -------------

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

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 13 -STOCK OPTIONS AND WARRANTS (Continued)

              A summary of the status of options at March 31, 2002, 2001 and 2000 and changes during the years ended on those dates is as follows:

                                                     2002                         2001                         2000
                                         ---------------------------- ---------------------------- ----------------------------
                                                         Weighted                     Weighted                     Weighted
                                                          Average                      Average                      Average
                                                         Exercise                     Exercise                     Exercise
                                             Shares        Price         Shares         Price         Shares         Price
                                         ---------------------------- ---------------------------- ----------------------------
              Outstanding at
                 March 31, 2001               1,814,688      $  8.21      2,429,203      $  11.04        201,987        $ 0.04
                   Granted                      900,000         0.36        784,522          0.71      2,314,717         12.85

                   Cancelled                    (18,750)       (8.00)      (799,037)       (19.00)             -             -

                   Exercised                          -            -       (600,000)        (0.04)       (87,501)         0.04
                                         ---------------------------- ---------------------------- ----------------------------
              Outstanding at
                 March 31, 2002               2,695,938      $  5.64      1,814,688      $   8.21      2,429,203       $ 11.04
                                         ---------------------------- ---------------------------- ----------------------------
              Exercisable at
                 March 31, 2002               1,137,500      $  0.77        237,500      $   1.27      2,429,203       $ 11.04
                                         ---------------------------- ---------------------------- ----------------------------
              Weighted average
                 fair value of
                 options
                 and warrants granted
                 during the year                             $  0.36                     $   0.71                     $  12.85
                                                       ==============               ==============               ==============

                                    Outstanding                           Exercisable
                     ------------------------------------------- ------------------------------
                                       Weighted
                                       Average       Weighted                     Weighted
                         Number       Remaining      Average         Number        Average
     Range of          Outstanding   Contractual     Exercise     Exercisable     Exercise
  Exercise Prices      at 3/31/02        Life         Price        at 3/31/02       Price
-------------------- ------------------------------------------- ------------------------------
$       0.04 - 0.04          495,938          4.04      $  0.04          37,500        $  0.04

        0.25 - 0.43          900,000          5.00         0.36         900,000           0.36

        0.50 - 2.00          500,000          8.75         1.07         200,000           1.50

        6.00 - 8.00          240,000          2.50         7.66               -              -

      12.00 - 16.00          205,000          2.73        13.20               -              -

      24.00 - 28.00          355,000          2.75        26.28               -              -
-------------------- ------------------------------------------- ------------------------------
$      0.04 - 28.00        2,695,938          4.15      $  9.65       1,137,500        $  0.54
==================== =========================================== ==============================

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 13 -     STOCK OPTIONS AND WARRANTS (Continued)

              The following are weighted-average assumptions for grants in fiscal years 2000 and 2001, respectively: dividend rate of 0% for all years; price volatility of 111.69% and 116.40%; risk free interest rates of 4.9% and 6.0%; and, expected lives of 2.5 years in 2000 and 3, 3.6, 5 and 10 years in 2001.

              Warrants
              --------

              As part of the VisionComm, Inc. acquisition, the Company issued warrants to the sellers to purchase 2,800,000 shares of common stock at $1.00 per share. The warrants are immediately exercisable and expire in April 2002. The following assumptions were used: risk-free interest rate of 5%, 16 month expected life, 114% expected volatility, and no expected dividends. The valuation of warrants granted to unrelated parties for services were measured as of the date of the completion of the business combination, or December 30, 2000. In fiscal year 2002, the warrants were cancelled in a settlement with VisionComm, Inc. shareholders.

              The Company recognized compensation cost of $0, $3,974,631 and $ 0 associated with the issuance of options and warrants for the years ended March 31, 2002, 2001 and 2000, respectively.

              On December 6, 2001 the Company issued warrants to a consulting group to acquire 900,000 shares of the Company's common stock. The warrants are exercisable at any time and the exercise price is from 150% to 350% of the trading value of the stock at December 7, 2001.

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

              During the fiscal year 2001, the Company ceased operation of its cable channel and 3-D unit segments. The following is a summary of the loss from discontinued operations resulting from the elimination of these operations. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 14 -     DISCONTINUED OPERATIONS (Continued)

                                                                                3-D (STRATA)
                                                              --------------------------------------------------
                                                                                  March 31,
                                                              --------------------------------------------------
                                                                    2002             2001             2000
                                                              ----------------  --------------- ----------------
              NET SALES                                       $             -   $      362,446  $       268,478
                                                              ----------------  --------------- ----------------

              OPERATING EXPENSES
                Operating cost                                              -        1,598,640        2,775,907
                Impairment / Recovery of assets                             -         (236,088)         988,312
                Depreciation and amortization                               -          236,821           46,469
                                                              ----------------  --------------- ----------------
                  Total Operating Expenses                                  -        1,599,373        3,810,688
                                                              ----------------  --------------- ----------------

              LOSS BEFORE INCOME TAXES                                      -       (1,236,927)      (3,542,210)
                                                              ----------------  --------------- ----------------

              INCOME TAXES                                                  -                -               -
                                                              ----------------  --------------- ----------------

              LOSS FROM DISCONTINUED
              OPERATIONS                                       $            -   $   (1,236,927) $    (3,542,210)
                                                              ================  =============== ================

                                                                                Cable Channel
                                                              --------------------------------------------------
                                                                                  March 31,
                                                              --------------------------------------------------
                                                                    2002             2001             2000
                                                              ----------------  --------------- ----------------
              NET SALES                                       $             -   $            -  $             -
                                                              ----------------  --------------- ----------------

              OPERATING EXPENSES
                Operating cost                                              -          664,251       10,608,647
                Depreciation and amortization                               -                -          434,237
                                                              ----------------  --------------- ----------------

                  Total Operating Expenses                                  -          664,251       11,042,884
                                                              ----------------  --------------- ----------------

              LOSS BEFORE INCOME TAXES                                      -         (664,251)     (11,042,884)
                                                              ----------------  --------------- ----------------

              INCOME TAXES                                                  -                -               -
                                                              ----------------  --------------- ----------------

              LOSS FROM DISCONTINUED
              OPERATIONS                                      $             -  $      (664,251) $   (11,042,884)
                                                              ================  =============== ================


              During June 2002, the Company decided to discontinue the operations of the VisionComm, Inc. subsidiary expects to sell that business during mid 2002. The decision to dispose of the operations of VisionComm, Inc., was based upon the Company's plan to reduce debt by divesting of unprofitable operations. The estimated loss on disposal is as follows:

                                                                Before Income     Income Tax
                                                                    Taxes           Effect             Net
                                                              ----------------  --------------- ----------------
              Estimated loss on sale of assets                $             -   $            -  $             -
              Operating losses from measurement
               date to March 31, 2002                                       -                -                -
              Estimated operating losses from April 1,
               2002 to anticipated disposal date                            -                -                -
                                                              ----------------  --------------- ----------------
                                                              $             -   $            -  $             -
                                                              ================  =============== ================

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 14 -     DISCONTINUED OPERATIONS (Continued)

                                                                              VisionComm, Inc.
                                                              --------------------------------------------------
                                                                                  March 31,
                                                              --------------------------------------------------
                                                                    2002             2001             2000
                                                              ----------------  --------------- ----------------
              NET SALES                                       $     1,850,852   $            -  $             -
                                                              ----------------  --------------- ----------------

              OPERATING EXPENSES
                Operating cost                                      2,954,169                -                -
                Depreciation and amortization                         359,906                -                -
                                                              ----------------  --------------- ----------------

                  Total Operating Expenses                          3,314,075                -                -
                                                              ----------------  --------------- ----------------

              LOSS BEFORE INCOME TAXES                             (1,463,223)               -                -
                                                              ----------------  --------------- ----------------

              INCOME TAXES                                                  -                -               -
                                                              ----------------  --------------- ----------------

              LOSS FROM DISCONTINUED
              OPERATIONS                                      $    (1,463,223)  $            -  $             -
                                                              ================  =============== ================

              Sales of VisionComm, Inc. were $1,850,852, $-0-, and $-0- for 2002, 2001, and 2000, respectively. No operating results are presented since the entity was not acquired until March 31, 2001.

              At March 31, 2002 and 2001, the assets and liabilities of the discontinued division consisted of the following:

                                                                                           March 31,
                                                                            -------------------------------------
                                                                                    2002               2001
                                                                            -----------------   -----------------
              ASSETS
                Cash                                                        $          9,518    $         19,475
                Inventory                                                                  -              77,742
                Accounts receivable, net                                             205,667             521,622
                Prepaid expenses                                                       6,729              18,867
                Property and equipment, net                                          779,029           1,325,788
                Note receivable                                                            -              35,178
                Movie production costs and product rights, net                       757,100           1,051,867
                Refundable deposits                                                    9,181               3,986
                                                                            -----------------   -----------------
                                                                            $      1,727,224    $      3,054,525
                                                                            =================   =================

              LIABILITIES
                Accounts payable                                            $        470,088    $        435,756
                Accrued expenses                                                      85,407             281,477
                Accrued interest payable                                             260,218              47,252
                Current portion of long-term debt                                  1,882,838           1,903,841
                Long-term debt                                                     2,749,283           3,082,235
                Deferred income                                                       77,530              89,828
                                                                            -----------------   -----------------
                                                                            $      5,525,364    $      5,840,389
                                                                            =================   =================

              The foregoing assets and liabilities have been classified as current at March 31, 2002 since sale of the discontinued division is expected to be completed during mid-2002.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 15 -     RELATED PARTY TRANSACTIONS

              The Chairman of the Board also is affiliated with other companies whose operations are similar to those of the Company. Transactions with these other companies were not material during 2002. The Chairman, however, is in a position to, and in the future may, influence the sales volume of the Company for the benefit of the other companies.

              The Company acquires a substantial portion of its current product from one supplier. At March 31, 2002 amounts due to that supplier included in accounts payable was $75,000.

              In the prior year the Company acquired through as Asset Purchase Agreement certain assets and properties associated with the pay-per-view division. The agreement noted a promissory note for $500,000 to a company associated with employees of the pay-per-view division. The Company is currently disputing this note.

NOTE 16 -     PROVISION FOR INCOME TAXES

              The provision for income taxes for the years ended March 31, 2002 and 2001 consists of the following:

                                                         Current              Deferred                 Total
                                                   -------------------   ------------------    ------------------
              Year ended March 31, 2002
                   U.S. Federal                    $                -    $               -     $               -
                   State and local                                  -                    -                     -
                                                   -------------------   ------------------    ------------------

                                                   $                -    $               -     $               -
                                                   ===================   ==================    ==================

              Year ended March 31, 2001
                   U.S. Federal                    $                -    $               -     $               -
                   State and local                                500                    -                   500
                                                   -------------------   ------------------    ------------------

                                                   $              500    $               -     $             500
                                                   ===================   ==================    ==================

              Income tax expense was $500 for each of the years ended March 31, 2002, 2001 and 2000 respectively, and differed from the amounts computed by applying the combined U.S. Federal and Utah State income tax rate of 38 percent to loss from operations before provision for income taxes and extraordinary item as a result of the following:

                                                           2002                 2001                   2000
                                                   -------------------   ------------------    ------------------

              Computed expected benefit            $       (6,203,145)   $      (6,624,000)    $      (7,215,000)
              State tax payable                                     -                  500                   500
              Increase (reduction) in income
                 taxes resulting from:
                   Change in valuation allowance
                      for deferred tax assets               3,723,102            3,745,274             4,778,892
                   Non-deductible expenses                  2,480,043            2,878,726             2,436,108
                                                   -------------------   ------------------    ------------------

                        Income Tax Provision       $                -    $             500     $             500
                                                   ===================   ==================    ==================

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 16 -     PROVISION FOR INCOME TAXES (Continued)

              The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2001 and 2000 are presented below:

              Deferred tax assets:
                   Net operating loss carryforwards
                        Total deferred tax assets            $      16,617,048     $      12,871,774
                        Less valuation allowance                   (16,617,048)          (12,871,774)
                                                             ------------------    ------------------

                        Net Deferred Tax Assets              $               -     $               -
                                                             ==================    ==================

NOTE 17-      SUBSEQUENT EVENTS

              On April 1, 2002, the Company entered into a one-year consulting agreement with National Financial Communications Corp., whereby the Company agreed to pay $5,000 per month in exchange for public relations consulting services. The Company has the option of making its monthly payments via common stock at a 20% discount. The Company also granted options to purchase an aggregate of 250,000 shares of common stock in consideration for the agreement. The options have an exercise price of $0.20 per share and will expire on April 1, 2006.

              In June 2001, the Company entered into a Master agreement as amended and restated, which contemplates a private placement to raise up to $3.5 million in return for the issuance of approximately 38,254,038 shares to the new investors, constituting a 51% equity interest in the Company on a fully diluted basis. These newly-issued shares will have registration rights customary in such issuances as set forth in the Registration Rights Agreements attached to the Proxy Statement filed on June 14, 2001 in Exhibit 99(a) as Schedule 1.3 to the Master Agreement. Under the Master Agreement, the Company can acquire control of Another World and its assets at a later date (the "Acquisition") so that the Company can benefit from its stereoscopic technologies provided the shareholders of the Company and Another World approve the transaction. The Company has entered into formal negotiations or discussed regarding terms of this potential acquisition and have agreed that the acquisition will be consummated through the issuance of the Company's common stock in exchange for the in-kind assets of Another World. The Acquisition will be based on an independent valuation of Another World. Another World has engaged Samil-PricewaterhouseCoopers to perform such independent valuation.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 18-      SEGMENT INFORMATION

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

              Financial information with respect to the reportable segments follows:

                                                                  2002
                           -----------------------------------------------------------------------------------
                              Centric           Hotel           Cable
                              Graphical      Pay-Per-View       Channel           3-D Units          Total
                           ---------------  ---------------  ---------------   --------------   --------------
Revenue from external customer    $ 7,737         $797,474              $ -              $ -         $805,211
Depreciation and amortization   1,432,401          792,372                -                -        2,224,773
Operating cost                 13,381,581        1,522,845                -                -       14,904,426
Segment loss                   14,806,245        1,517,743                -                -       16,323,988

                                                                  2001
                           -----------------------------------------------------------------------------------
                              Centric           Hotel           Cable
                              Graphical      Pay-Per-View       Channel           3-D Units          Total
                           ---------------  ---------------  ---------------   --------------   --------------
Revenue from external customer   $129,805         $775,265              $ -              $ -         $905,070
Depreciation and amortization      34,421          923,101                -                -          957,522
Operating cost                 16,193,265        1,090,211                -                -       17,283,476
Segment loss                   15,991,262        1,344,666                -                -       17,335,928

                                                                  2000
                           -----------------------------------------------------------------------------------
                              Centric           Hotel           Cable
                              Graphical      Pay-Per-View       Channel           3-D Units          Total
                           ---------------  ---------------  ---------------   --------------   --------------
Revenue from external customer   $ 80,412         $411,367              $ -              $ -         $491,779
Depreciation and amortization     916,216          432,591                -                -        1,348,807
Operating cost                 15,748,950        3,117,803                -                -       18,866,753
Segment loss                   16,584,754        3,139,027                -                -       19,723,781

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
           (Formerly Chequemate International, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                          March 31, 2002, 2001 and 2000


NOTE 19 -      BUSINESS COMBINATION

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

               The acquisition was accounted for as a purchase. VCI reports on a December 31 year end and their results of operations at December 31, 2001 are included in the consolidated financial statements as of March 31, 2002.

               Subsequent to year end the Company initiated plans to sell the VCI operations. The Company expects to complete the transaction in the second quarter of fiscal year 2003. The Company has not received any proceeds since initiating the plan and cannot reasonably estimate the loss, if any, at this time. The financial statements have been retroactively restated to reflect this event.

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

               Unaudited pro forma consolidated results of operations for the years ended March 31, 2001 and 2000 as though Vision.Comm had been acquired as of April 1, 1999 follow:

                                             2001                 2000
                                      ------------------   -----------------

               Sales                  $       3,580,705    $      5,764,558)
               Net loss                     (18,471,947)        (19,730,923)
               Loss per share                     (1.58)              (3.25)

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In fiscal year ending March 31, 2002there were no changes in or disagreements with accountant and financial disclosure.

                                    PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon our review of forms 3, 4 and 5, and amendments thereto furnished to us during fiscal year ending March 31, 2002, the following individual were found to be delinquent in complying with Section 16(a) of the exchange act.

Thomas Nix
In-Q Lee
Alexander T. Shang

For each of these persons, we have been unable to determine the exact number of late reports, the exact number of transactions that were not reported on a timely basis and the exact number of failures to file the required item per
Section 16(a) of the exchange act.

DIRECTORS

                                                 FIRST        SHARES OF COMMON       PERCENTAGE OF
NAME AND PRINCIPAL OCCUPATION                    BECAME A     STOCK                  COMMON STOCK
OR EMPLOYMENT                            AGE     DIRECTOR     BENEFICIALLY OWNED     OUTSTANDING
-----------------------------            ---     ----------   ------------------     -------------
Philmoon Seong                            38     2002            5,252,138             5.76%
Chairman, C3D Digital Inc.

Chandos Mahon                             44     2002              344,610             0.38%
President/CEO, C3D Digital Inc.

In-Q Lee                                  59     2002               65,586             0.07%
President, TeraSource Ventura
Capital Company

William J. Brinkmeier                     51     Feb., 2001      4,291,932              4.70%
Vice-President, Chequemate
International, Inc.

Thomas Nix                                53     Feb., 2001      1,050,333              1.15%
Vice-President, Chequemate,
International, Inc.

Chung H. Lee                              39     2002               42,330              0.05%
Founder and CEO, Oegasus
International

Aleander T. Shang                         44     2002               44,309              0.05%

BUSINESS EXPERIENCE

Philmoon Seong, Chairman. With over 10 years experience in the virtual reality field, Dr. Seong is the founder and current President & CEO of Another World, Inc. and VRMania.com. From 1990 to 1998, Dr. Seong has been involved in the computer industry related to virtual reality in various capacities. In 1993, Dr. Seong developed a software technology to convert 2D images to stereoscopic 3D images, and the world's first real time 3D conversion tools. In addition, by 1994, Dr. Seong had developed 13 different virtual reality CD titles. In 1995, Dr. Seong developed virtual reality LCD goggles and related equipment. In 1998, Dr. Seong was appointed as a 3D image examiner for the prestigious Korea Institute of Science & Technology. In 1998, Dr. Seong established Another World to create his stereoscopic 3D vision in various virtual reality applications. As President and CEO, Dr. Seong is responsible for developing new technologies and management strategies, as well as deploying new technologies both domestically and internationally. Dr. Seong earned his bachelor and masters degrees from Myung Ji University in Industrial Engineering, in 1998 and 1990, respectively. He also received his doctorate degree from the same university in Industrial Engineering. From 1994 to 1998, Dr. Seong has held various teaching positions at the university.

Chandos Mahon, President/CEO. Mr. Mahon, son of successful film producer and director Barry Mahon, has more than 20 years of experience in the television broadcast, film and telecommunications industries. Mr. Mahon is currently the President and CEO of C-3D. Prior to joining C-3D Mr. Mahon was the founding partner and President of Programming Services, Inc. (PSI), a successful satellite programming and telecommunications company. PSI's primary business is the development and resource support of emerging programming networks and technologies. Mr. Mahon was instrumental in finalizing a significant relationship with Loral Spacenet, one of the satellite industries recognized leaders, to develop and facilitate the launch of PSI's clients on the Loral Spacenet direct-to-home satellite platform. Many of PSI's clients specialize in the digital delivery of programming content via satellite, including distant learning applications, pay-per-view programming, and general broadband applications. Prior to PSI, Mr. Mahon was the Executive Vice President and General Manager of Network One (N1), a 24-hour cable & broadcast network. As Executive VP at N1, Mr. Mahon was responsible for all aspects of the operation. In 1993 he was brought on to create a production and operations plan. After the launch and through the final phase of distribution, Mr. Mahon was responsible for creation, implementation and management of the entire business plan. Prior to joining N1, Mr. Mahon held various executive positions with CBS Productions, Columbia Pictures Television and Imagine Films, where he supervised features and television production, both nationally and internationally. Mr. Mahon has over 20 major production credits to his name. Mr. Mahon provides his management expertise to all areas of this business plan, including production, programming, operations, finance, and sales and marketing.

In-Q Lee. Mr. Lee is the co-founder, CEO and President of TeraSource Venture Capital Co. TeraSource is a leading figure in the Korean venture industry that is engaged in providing financing services through direct investments to small and medium sized companies and management services for venture investment partnerships. Since establishment in 1996, TeraSource has emerged as one of the leading early stage venture capital firms. For the last three years, the Small Business Administration of Korea has selected TeraSource as the best venture capital firm. By 1997, it was designated the best venture capital firm by Korea Productivity Center and was also selected as the best venture capital firm by SMBA. By adopting the investment tools and models, processes and skills of advanced markets like the U.S., TeraSource has actively invested in high growth companies. It is currently managing 19 venture funds totaling $130 million at inception, and shareholders' equity of $50 million in over 200 invested companies. Previously, Mr. Lee was head of Corporate Financing at KDB Securities, a large government-owned securities company affiliated with the Korea Development Bank and specializing in underwriting of stocks and bonds. Prior to that Mr. Lee worked as a research analyst in the Electronic and Communication Industries division at KDB Securities. Mr. Lee graduated from Myung Ji University in Seoul majoring in business management and received his MBA from Yonsei Graduate Business School in 1983.

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

Chung H. Lee. Mr. Lee is the founder and Chief Executive Officer of Pegasus International, a New Jersey based consulting and international trading company founded in 1996. At Pegasus, Mr. Lee has been involved in a number of transactions ranging from strategic consulting, to product development, to technology transfers, involving mostly Korean and Chinese companies. Concurrently, Mr. Lee founded a regional logistics company, Integrated Freight Systems, in New Jersey and is its Chief Executive Officer since 1996. Prior to IFS, Mr. Lee was involved with Tower Insurance Group, a property and casualty underwriter based in New York, as its Executive Vice President from 1992 to 1996, and remains as its board member. At Tower, Mr. Lee was responsible for financial management and other related executive duties. Prior to Tower, Mr. Lee was in corporate banking specializing in merger and acquisition transactions and providing financing to Fortune 500 companies from 1985 to 1992. In 1985, Mr. Lee graduated from The School of Management, Boston College with a Bachelor of Science in Finance.

Alexander T. Shang. Mr. Shang has over 20 year in the financial field. He was the chief financial officer for NewState Holdings, a Korean mortgage finance company listed on the U.S. OTC exchange. Mr. Shang also has handled Asian transactions (Taiwan, Hong Kong, Singapore, Korea, Japan and the Philippines) for the Global Emerging Markets Group in New York. Prior to that, he was a vice president at Furman Selz (now ING Baring Securities) in the Fixed Income Group, specializing in high-yield securities and in the Emerging Markets Group, specializing in Asian transactions. Prior to that, Mr. Shang was a vice president at Financial Security Assurance, a triple-A mono-line insurer specializing in insuring mortgage and asset backed securities and municipal bonds. Mr. Shang graduated from Columbia University with a BA in Economics and a BS in Computer Science. He also received his MS in Finance from the Sloan School of Management. Shang is also a holder of the Chartered Financial Analyst (CFA) designation.

EXECUTIVE OFFICERS

The following table outlines the executive officers of the Company.

NAME                          AGE     POSITION HELD      CURRENT TERM OF OFFICE AND PERIOD OF SERVICE
----                          ---     -------------      --------------------------------------------
Chandos Mahon                  43     President/CEO      March 2001 to present

David Wang                     29     Secretary          May 2002 to present

William J. Brinkmeier          51     Vice-President     December 2000 to present

Thomas A. Nix                  53     Vice-President     December 2000 to present

Paul D.H. LaBarre              57     President/HMN      November 1994 to present


ITEM 10

EXECUTIVE COMPENSATION

The table set forth below contains information about the remuneration received and accrued during fiscal years 2000 and 2001 from the Company and its subsidiaries by the Chief Executive Officer and each of the most highly compensated executive officers of the Company.

                                                                                          SECURITIES
NAME AND PRINCIPAL                                                   RESTRICTED STOCK     UNDERLYING
POSITION              FISCAL YEAR     SALARY ($)       BONUS ($)         AWARD(S)          OPTIONS
------------------    -----------     ----------       ---------     ----------------     ----------
Chandos Mahon            2002         $150,000         $      0          $      0          $600,000
CEO & President          2001         $      0         $      0          $125,000          $600,000
                         2000         $      0         $      0          $      0          $      0

William J Brinkmeier     2002         $100,000         $      0          $      0          $125,000
Vice-President           2001         $      0         $      0          $ 33,336          $      0
                         2000         $      0         $      0          $      0          $      0

Thomas A. Nix            2002         $100,000         $      0          $      0          $125,000
Vice-President           2001         $      0         $      0          $ 33,336          $      0
                         2000         $      0         $      0          $      0          $      0

Paul D.H. LaBarre        2002         $120,000         $      0          $      0          $  2,500



The following chart shows the stock options that were granted to executive officers of the Company during the last completed fiscal year.

                          TOTAL       PERCENTAGE OF TOTAL       TOTAL      EXERCISE
NAME/POSITION            OPTIONS     GRANTED TO EMPLOYEES      OPTIONS       PRICE       EXPIRATION
POSITION                 GRANTED       IN FISCAL YEAR           VESTED     ($/SHARE)        DATE
-------------            -------     --------------------      -------     ---------     ----------
NA                       0                    0                 0            0           0


The following table reflects the number of unexercised options that are exercisable and unexercisable at the end of fiscal year 2001.

                                                          NO. OF SECURITIES
                           SHARES                            UNDERLYING               VALUE OF UNEXERCISED IN-
                          ACQUIRED        VALUE          UNEXERCISED OPTIONS          THE-MONEY OPTIONS AT
                         ON EXERCISE    REALIZED            AT FY-END (#)                 FY-END ($)
NAME                         (#)           ($)         EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
---------------          -----------    --------       -----------------------      --------------------------
Chandos Mahon               0           $  0               600,000 / 600,000            $0 / $0
William J. Brinkmeier       0           $  0               125,000 / 125,000            $0 / $0
Thomas A. Nix               0           $  0               125,000 / 125,000            $0 / $0
Paul D. H. LaBarre          0           $  0                 2,500 /   2,500            $0 / $0


ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS

The following table sets forth as of June 8, 2002certain information regarding the beneficial ownership of the Common Stock of the Company by (a) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each director of the Company and the executive officers of the Company and (c) all directors and executive officers of the Company as a group. Unless otherwise indicated, each beneficial owner possesses sole voting and dispositive power with respect to the shares listed in this table.


                                    AMOUNT AND NATURE OF    PERCENTAGE OF
NAME                                BENEFICIAL OWNERSHIP        CLASS
---------------------------         --------------------    -------------
Philmoon Seong                            5,252,138             5.76%
Chandos Mahon(3)                            344,610             0.38%
In-Q Lee                                     65,586             0.07%
William J. Brinkmeier II(1)               4,291,932             4.70%
Thomas A. Nix(4)                          1,050,333             1.15%
Chung H. Lee                                 42,330             0.05%
Aleander T. Shang                            44,309             0.05%
Paul D.H. LaBarre                           857,114             0.94%


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

(4) Mr. Nix, is a director of the Company and is Chairman of the Board of Directors. His address is 36380 Garfield Rd So. 7, Clinton Twp, MI, 48035

(5) Mr. Wilk is an officer of the Company. His address is 36380 Garfield Rd So. 7, Clinton Twp, MI, 48035.

ITEM 12

CERTAIN RELATED TRANSACTIONS

In a Definitive Proxy Statement filed on July 9, 2001 and at a meeting of the Shareholders held at the Holiday Inn Select St. Peters, 4221 South Outer Road, St. Peters, MO on July 31, 2001, the Company put to a vote and the shareholders voted to accept the second item of the proxy, where each VisionComm Shareholder, pursuant to a Waiver and Release has agreed to waive all of his or her rights under the Stock Purchase Agreement dated December, 2000, and to cancel all notes resulting therefrom, in return for receiving in the aggregate, 12,800,000 shares of the Company's Common Stock. In the VisionComm Transaction, certain of our directors received shares of our Common Stock: Mr. Brinkmeier was issued 3,581,952 shares; Mr. Wilk, 614,931 shares, Mr. Nix, 614,931 shares, and Mr. Friedlein, 172,958 shares.

In a Definitive Proxy Statement filed on July 9, 2001 and at a meeting of the Shareholders held at the Holiday Inn Select St. Peters, 4221 South Outer Road, St. Peters, MO on July 31, 2001, the Company put to a vote and the shareholders voted to accept the first item of the proxy, where the Company issued approximately 43,125,565 shares, or 51% equity interest in the Company on a fully diluted basis, to approximately 100 new non-U.S. investors in return for cash of $3.5 million pursuant to a Master Agreement as amended and re-stated. Most of the new investors are shareholders of Another World, a corporation organized and existing under the laws of the Republic of Korea. In this transaction, certain of our directors received shares of our Common Stock: Mr. Seong, 5,252,138 shares.

In June 2002, we entered into a Letter of Intent with the majority of VisionComm's secured and unsecured creditors to sell the assets of VisionComm's cable operations. The enw transaction contemplates a significant sale of cable assets in return for the satisfaction of the majority of the VisionComm's long-term liabilities. Management expects to close the transaction during the month of July 2002. If we succeed in closing this transaction, the Company on a consolidated basis, will realize a reduction of $5,525,364 in liabilities and asset reduction of $1,767,224 and a goodwill reduction of $3,194,558.

The Company has no other related transactions to report for the year ending March 31, 2002.


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

                               C-3D DIGITAL, INC.





JULY 16, 2002                            /S/ CHANDOS MAHON
                                       ----------------------------------
                                       CHANDOS MAHON
                                       PRESIDENT, CEO AND CFO

Date: July 16, 2002



BY /S/ PHILMOON SEONG
------------------------------------
PHILMOON SEONG, CHAIRMAN/DIRECTOR DATE JULY 16, 2002


BY /S/ CHANDOS MAHON
-------------------------------------
CHANDOS MAHON, DIRECTOR, PRESIDENT, CEO, CFO DATE: JULY 16, 2002


BY /S/ IN Q LEE
------------------------------------
IN Q LEE, DIRECTOR DATE: JULY 16, 2002


BY /S/ WILLIAM BRINKMEIER
------------------------------------
WILLIAM BRINKMEIER, DIRECTOR DATE: JULY 16, 2002


BY /S/ THOMAS NIX
------------------------------------
THOMAS NIX, DIRECTOR DATE: JULY 16, 2002


BY /S/ CHUNG LEE
------------------------------------
CHUNG LEE, DIRECTOR DATE JULY 16, 2002


BY /S/ ALEX SHANG
------------------------------------
ALEX SHANG, DIRECTOR DATE JULY 16, 2002


                                  END OF FILING