Form 10QSB
period 2002-06-30
C 3D DIGITAL INC
filed 2002-08-20
CIK 850218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                                   (Mark one)
              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

93,945,206 Shares of Common Stock as of August 14, 2002.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

                               C-3D DIGITAL, INC.
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

      ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS                           1

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                        16

                  LIQUIDITY AND CAPITAL RESOURCES                            21

PART II. OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                          23

      ITEM 2.     CHANGES IN SECURITIES                                      24

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                           24

                          PART I. FINANCIAL INFORMATION

      ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


                       C3D-DIGITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2002 AND MARCH 31, 2002

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                          June 30,    March 31,
                                                            2002        2002
                                                        -----------  -----------
                                                        (Unaudited)
CURRENT ASSETS

  Cash                                                  $   19,704   $  205,163
  Accounts receivable - net of allowance of $39,682        202,571       91,449
  Assets of discontinued operations                      1,649,918    1,767,224
  Employee advances                                         16,820          161
  Inventory                                                699,749      698,744
  Prepaid expenses                                          48,437       68,409
                                                        -----------  -----------
     Total Current Assets                                2,637,199    2,831,150
                                                        -----------  -----------

PROPERTY AND EQUIPMENT                                     460,247      515,688
                                                        -----------  -----------

OTHER ASSETS

  Goodwill, net                                          3,194,558    3,194,558
  Receivable - Another World                               300,719      300,719
  Movie production cost and product rights (net)                --           --
  Refundable deposits                                           --       32,934
  Receivable - Subsidiary                                   42,572       80,000
                                                        -----------  -----------

     Total Other Assets                                  3,537,849    3,608,211
                                                        -----------  -----------

     TOTAL ASSETS                                       $6,635,295   $6,955,049
                                                        ===========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           C3D-DIGITAL, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                     ----------------------------------------------

                                                             June 30,       March 31,
                                                               2002           2002
                                                          -------------   -------------
                                                           (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                       $    966,090    $    668,695
   Accounts payable - related party                             75,000          75,000
   Accrued expenses                                          4,239,135       4,144,461
   Accrued interest payable                                    192,779         158,627
   Current portion long-term debt                               93,287          99,255
   Current portion - related party                             534,984         500,000
   Liabilities of discontinued operations                    5,588,756       5,525,364
   Deferred income                                               9,123              --
                                                          -------------   -------------
     Total Current Liabilities                              11,699,154      11,171,402
                                                          -------------   -------------

LONG-TERM LIABILITIES

     Long-term debt                                             26,816          21,346
                                                          -------------   -------------

     Total Long-Term Liabilities                                26,816          21,346
                                                          -------------   -------------

     Total Liabilities                                      11,725,970      11,192,748
                                                          -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 91,253,414 shares issued and outstanding          9,125           9,125
  Capital in excess of par                                  68,551,960      68,543,436
  Deferred consulting expense                                   (6,393)             --
  Accumulated deficit                                      (73,645,367)    (72,790,260)
                                                          -------------   -------------

     Total Stockholders' Equity (Deficit)                   (5,090,675)     (4,237,699)
                                                          -------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                          $  6,635,295    $  6,955,049
                                                          =============   =============

                  The accompanying notes are an integral part of these
                          consolidated financial statements.

                                           3

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                    For the Three Months Ended
                                                            June 30,
                                                  ------------------------------
                                                       2002             2001
                                                  -------------    -------------

REVENUES                                          $    299,689     $    208,714

COST OF SALES                                          207,811           84,052
                                                  -------------    -------------

GROSS PROFIT (LOSS)                                     91,878          124,662
                                                  -------------    -------------

EXPENSES

   Depreciation and amortization                        55,132          589,001
   Bad debt expense                                      5,589            3,167
   General and administrative                          627,662          703,266
                                                  -------------    -------------

     Total Expenses                                    688,383        1,295,434
                                                  -------------    -------------

OPERATING LOSS                                        (596,505)      (1,170,772)
                                                  -------------    -------------

OTHER INCOME (EXPENSE)

   Other income                                            100               --
   Interest income                                         144               --
   Interest expense                                    (35,720)         (78,557)
                                                  -------------    -------------

     Net Other Income (Expense)                        (35,476)         (78,557)
                                                  -------------    -------------

NET LOSS BEFORE INCOME TAXES                          (631,981)      (1,249,329)

INCOME TAX PROVISION                                        --               --
                                                  -------------    -------------

NET LOSS FROM OPERATIONS                              (631,981)      (1,249,329)

LOSS FROM DISCONTINUED OPERATIONS (Note 5)            (223,126)        (189,548)
                                                  -------------    -------------

NET LOSS                                          $   (855,107)    $ (1,438,877)
                                                  =============    =============
LOSS PER SHARE

   Loss from continuing operations                $      (0.01)    $      (0.06)
   Loss from discontinued operations                     (0.00)           (0.01)
                                                  -------------    -------------

     Loss Per Share                               $      (0.01)    $      (0.07)
                                                  =============    =============

AVERAGE NUMBER OF SHARES OUTSTANDING                91,253,414       22,208,497
                                                  =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                             C3D-DIGITAL, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                                  Total
                                   Total                         Capital                                      Stockholder's
                                   Shares         Common        in Excess       Deferred       Accumulated       Equity
                                   Issued         Stock          of Par        Consulting        Deficit        (Deficit)
                                -------------  -------------  -------------   -------------   -------------   -------------
Balance, March 31, 2001           20,686,192   $      2,068   $ 57,169,680    $         --    $(56,466,195)   $    705,553

Stock issued for cash             38,504,275          3,851      3,496,149              --              --       3,500,000
Stock issued for option
 exercise                            162,500             16          6,484              --              --           6,500
Stock issued for payroll           2,459,587            246        683,986              --              --         684,232
Stock issued for accrued
 directors fees                      162,500             16         51,984              --              --          52,000
Stock issued for directors
 fees                                591,319             59        167,905              --              --         167,964
Stock issued for accrued
 expenses                          2,666,364            266        592,867              --              --         593,133
Stock issued for accrued
 salaries                            191,796             19         63,067              --              --          63,086
Stock issued for debt             13,826,181          1,383      3,637,617              --              --       3,639,000
Stock issued for settlements
 of contingent liabilities        10,076,131          1,008      2,077,147              --              --       2,078,155
Stock issued for services          1,926,569            193        462,083              --              --         462,276
Issuance of warrants at
 market value                             --             --        134,467              --              --         134,467
Net loss                                  --             --             --              --     (16,324,065)     (16,324,65)
                                -------------  -------------  -------------   -------------   -------------   -------------

Balance, March 31, 2002           91,253,414          9,125     68,543,436              --     (72,790,260)     (4,237,699)

Stock options granted to
 employees above market
 value (unaudited)                        --             --         26,630         (26,630)             --              --
Variable compensation
 income (unaudited)                       --             --        (18,106)         18,106              --              --
Realization of deferred
 consulting (unaudited)                   --             --             --           2,131              --           2,131
Net loss for the three months
 ended June 30, 2002
 (unaudited)                              --             --             --              --        (855,107)       (855,107)
                                -------------  -------------  -------------   -------------   -------------   -------------

Balance, June 30, 2002
 (unaudited)                      91,253,414   $      9,125   $ 68,551,960    $     (6,393)   $(73,645,367)   $ (5,090,675)
                                =============  =============  =============   =============   =============   =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                                             5

                          C3D-DIGITAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                          For the Three Months Ended
                                                                    June 30,
                                                          ---------------------------
                                                              2002           2001
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                               $  (855,107)   $(1,438,877)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                            171,642        690,171
     Bad debt expense                                           5,589         12,842
     Common stock and options issued for services                  --        298,124
     Stock options granted above market value                  26,630             --
     Variable compensation income                             (18,106)            --
   Changes in operating assets and liabilities:
     Increase in receivables                                 (154,357)        (7,953)
     Increase in employee advances                            (60,041)            --
     (Increase) decrease in inventory                         (78,747)        12,351
     (Increase) decrease in prepaid expense                    10,965        (27,466)
     Decrease in deposits                                      30,309             --
     Increase in deferred consulting                           (6,393)            --
     Increase in accounts payable                             313,351        175,215
     Decrease in deferred revenue                             (64,582)       (93,765)
     Increase in accrued expenses                             155,149        296,800
     Increase in accrued interest                             160,121         29,247
                                                          ------------   ------------

       Net Cash (Used) by Operating Activities               (363,577)       (53,311)
                                                          ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                               --             --
                                                          ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of assets                                    --         82,900
   Proceeds from notes payable - related party                 34,984             --
   Payments on notes payable                                  (68,560)       (21,700)
                                                          ------------   ------------

       Net Cash Provided (Used) by Financing Activities       (33,576)        61,200
                                                          ------------   ------------

CHANGE IN CASH - DISCONTINUED OPERATIONS                      211,694             --
                                                          ------------   ------------

NET INCREASE (DECREASE) IN CASH                              (185,459)         7,889

CASH AT BEGINNING OF PERIOD                                   205,163         20,328
                                                          ------------   ------------

CASH AT END OF PERIOD                                     $    19,704    $    28,217
                                                          ============   ============

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                                          6

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PREPARATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Compnay pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles normally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, is is suggested that these interim condensed consolidated financial statements be read in conjuction with the Company's most recent audited consolidated financial statements and notes thereto included in its June 30, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through June 30, 2002. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002


NOTE 3 -      MATERIAL EVENTS

              Consulting Agreement
              --------------------

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

              FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants; dividend yield of zero percent for all years; expected volatility of 140.846%; risk-free interest rates of 4.254 percent and an expected life of 4.0 years.

              As a result of applying SFAS No. 123 to the stock options granted on April 1, 2002 to consultants in connection with the one-year consulting agreement, the Company incurred an additional expense of $26,630. The additional expense for the options has been accounted for as a deferred consulting expense that is being amortized over the term of the agreement. The options are being revalued at the interim reporting periods over the term of the agreement as variable compensation expense.

              At June 30, 2002, the Company revalued the stock award by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants; dividend yield of zero percent for all years; expected volatility of 138.019%; risk-free interest rates of 3.370 percent and an expected life of 3.75 years. Upon revaluing the options, the Company recognized variable compensation income of $18,106 on the statement of stockholder's equity and realized a deferred consulting expense of $2,131 that is included in general and administrative on the statements of income.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002


NOTE 3 -      MATERIAL EVENTS

              Another World Master Agreement
              ------------------------------

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

NOTE 4 -      COMMITMENTS AND CONTINGENCIES

              LITIGATION
              ----------

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

              The Company is a defendant in a lawsuit filed by former associates for alleged breach of contract. The suit asks for damages totaling approximately $120,000. The Company intends to vigorously defend its position. A former chairman has brought a declaratory judgment action against the Company to determine conversion rights on a certain promissory note. The Company believes the conversion issue has been resolved and intends to vigorously defend its position. The Company is involved in an arbitration proceeding filed by two principals of its pay-for-view division for unpaid wages. The unpaid wages have been charged to operations in the accompanying financial statements for 2002. The Company is currently investigating this issue and contends that the amounts due are not considered wages.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002


NOTE 4 -      COMMITMENTS AND CONTINGENCIES (Continued)

              LITIGATION (Continued)
              ----------------------

              The Company subsidiary is a defendant in a lawsuit filed by a former landlord of its Missouri operations. The Company has retained counsel in Missouri and is currently investigating the issue. Outside counsel for the company has advised that at this stage in the proceedings he cannot offer an opinion as to the probable outcome. The Company is a defendant in other lawsuits filed by certain individuals for alleged breach of contract. The Company has proposed settlements in the amount of $63,357, which has been charged to operations in the accompanying financial statements for 2002. If the settlement offers are not adhered to by the Company the amount of the ultimate loss to the Company, if any, may exceed the amount settled upon.
              The Company is a defendant in a lawsuit filed by one of its vendors for alleged breach of contract. The suit asks for actual damages totaling $63,983. The Company has proposed a settlement in the amount of $10,000, which has been charged to operations in the accompanying financial statements for 2002. The Company is awaiting formal dismissal by the plaintiff.
              The Company is a defendant in a lawsuit filed by former officers (Bringhurst et. al v C3D (aka Strata litigation)) for alleged breach of contract. The suit asks for actual and punitive damages totaling approximately $26,900,783. The Company believes the suit is largely without merit and intends to vigorously defend its position. The Company has filed a counter-claim against the individuals for unspecified damages.
              The Company and its Chairman, Phil Moon Seong, were named as defendants in a lawsuit filed by Mark L. Zutz, a former employee, alleging breach of contract and fraud in inducement. The Company and Mr. Seong demurred to the Complaint based on a waiver clause and arbitration provisions. The hearing for demurrer is scheduled for October 4, 2002. Outside counsel for the Company has advised that at this stage in the proceedings, he cannot offer an opinion as to the probable outcome.

              COMMITMENTS
              -----------

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

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002


NOTE 4 -      COMMITMENTS AND CONTINGENCIES (Continued)

              COMMITMENTS (Continued)
              -----------------------

              In June 2001, the In 2000 the Company had entered into a common stock purchase agreement with Crooks Hollow Road, LLC.(Crooks) In November of 2001 the Company and Crooks modified the agreement. In the modification Crooks stock re-pricing agreement was modified. The modification protected Crooks ownership interest to 8% on issuance of shares associated with Another World, Inc. As of March 31, 2002 the Company has accrued $216,046 payable for approximately 1,074,216 shares pertaining to the re-pricing clause of the

              As of March 31, 2002 the Company has accrued $216,046 payable for approximately 1,074,216 shares pertaining to the re-pricing clause of the contract.

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

NOTE 5 -      DISCONTINUED OPERATIONS

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

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002


NOTE 5 -      DISCONTINUED OPERATIONS (Continued)

              In November of 2000, the Company entered into several agreements with a Utah corporation to allow the corporation to use the Strata assets until an agreement could be reached regarding selling the assets or combining them with the corporation's assets and merging them into a separate entity with the Company obtaining an ownership in the new entity. Subsequent to period-end, the Company is still pursuing resolving this issue with the Utah corporation.

              During the fiscal year 2001, the Company ceased operation of its cable channel and 3-D unit segments. The following is a summary of the loss from discontinued operations resulting from the elimination of these operations. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

                                                         3-D (STRATA)
                                                --------------------------------
                                                           June 30,
                                                --------------------------------
                                                      2002            2001
                                                --------------- ----------------
                                                  (Unaudited)      (Unaudited)

           NET SALES                            $            -  $             -
                                                --------------- ----------------
           OPERATING EXPENSES
             Operating cost                                  -                -
             Impairment / Recovery of assets                 -                -
             Depreciation and amortization                   -                -
                                                --------------- ----------------

               Total Operating Expenses                      -                -
                                                --------------- ----------------

           LOSS BEFORE INCOME TAXES                          -                -
                                                --------------- ----------------

           INCOME TAXES                                      -                -
                                                --------------- ----------------

           LOSS FROM DISCONTINUED
           OPERATIONS                           $            -  $             -
                                                =============== ================


                                                         Cable Channel
                                                --------------------------------
                                                           June 30,
                                                --------------------------------
                                                     2002             2001
                                                --------------- ----------------
                                                  (Unaudited)      (Unaudited)

           NET SALES                            $            -  $             -
                                                --------------- ----------------

           OPERATING EXPENSES
             Operating cost                                  -                -
             Depreciation and amortization                   -            3,914
                                                --------------- ----------------

               Total Operating Expenses                      -            3,914
                                                --------------- ----------------

           LOSS BEFORE INCOME TAXES                          -           (3,914)
                                                --------------- ----------------

           INCOME TAXES                                      -                -
                                                --------------- ----------------

           LOSS FROM DISCONTINUED
           OPERATIONS                           $            -  $        (3,914)
                                                =============== ================

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002


NOTE 5 -      DISCONTINUED OPERATIONS (Continued)

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
                                                              ================  =============== ================

                                                        VisionComm, Inc.
                                                -------------------------------
                                                            June 30,
                                                -------------------------------
                                                     2002             2001
                                                ---------------  --------------
                                                  (Unaudited)     (Unaudited)

              NET SALES                         $      156,452   $     218,784
                                                ---------------  --------------
              OPERATING EXPENSES
                Operating cost                         292,710         307,162
                Depreciation and amortization           86,868          97,256
                                                ---------------  --------------

                  Total Operating Expenses             379,578         404,418
                                                ---------------  --------------

              LOSS BEFORE INCOME TAXES                (223,126)       (185,634)
                                                ---------------  --------------

              INCOME TAXES                                   -               -
                                                ---------------  --------------

              LOSS FROM DISCONTINUED
              OPERATIONS                        $     (223,126)  $    (185,634)
                                                ===============  ==============

              Sales of VisionComm, Inc. were $156,452, and $218,784 for 2002 and 2001, respectively. No operating results are presented since the entity was not acquired until March 31, 2001.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002


NOTE 5 -      DISCONTINUED OPERATIONS (Continued)

              At June 30, 2002 and March 31, 2002, the assets and liabilities of the discontinued division consisted of the following:

                                                                         June 30,          March 31,
                                                                   ------------------  -----------------
                                                                           2002              2002
                                                                   ------------------  -----------------
                                                                      (Unaudited)
              ASSETS
                Cash (overdraft)                                   $        (202,176)  $          9,518
                Inventory                                                     77,742                  -
                Accounts receivable, net                                     243,313            205,667
                Prepaid expenses                                              15,736              6,729
                Property and equipment, net                                  732,657            779,029
                Employee advances                                             43,382                  -
                Movie production costs and product rights, net               727,458            757,100
                Refundable deposits                                           11,806              9,181
                                                                   ------------------  -----------------
                                                                   $       1,649,918   $      1,727,224
                                                                   ==================  =================
              LIABILITIES
                Accounts payable                                   $         526,540   $        470,088
                Accrued expenses                                             108,146             85,407
                Accrued interest payable                                     386,187            260,218
                Current portion of long-term debt                          1,814,775          1,882,838
                Long-term debt                                             2,749,283          2,749,283
                Deferred income                                                3,825             77,530
                                                                   ------------------  -----------------
                                                                   $       5,588,756   $      5,525,364
                                                                   ==================  =================

              The foregoing assets and liabilities have been classified as current at June 30, 2002 and March 31, 2002 since sale of the discontinued division is expected to be completed during end of 2002.

                       C3D-DIGITAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002


NOTE 6-       SEGMENT INFORMATION

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

              Financial information with respect to the reportable segments follows:

                                                      For the 3 Months ended June 30, 2002 (Unaudited)
                                     --------------------------------------------------------------------------------------
                                       Centric           Hotel Pay-          Cable
                                      Graphical           Per-View           Channel           3-D Units           Total
                                     ------------       ------------       ------------      ------------      ------------
Revenue from external customer       $   117,249        $   182,440        $        --       $        --       $   299,689
Depreciation and amortization             10,653             44,479                 --                --            55,132
Operating cost                           557,443            130,940                 --                --           688,383
Segment loss                            (596,094)           (35,887)                --                --          (631,981)


                                                      For the 3 Months ended June 30, 2001 (Unaudited)
                                     --------------------------------------------------------------------------------------
                                       Centric           Hotel Pay-          Cable
                                      Graphical           Per-View           Channel           3-D Units           Total
                                     ------------       ------------       ------------      ------------      ------------

Revenue from external customer       $     1,604        $   207,110        $        --       $        --       $   208,714
Depreciation and amortization            390,320            198,681                 --                --           589,001
Operating cost                           889,117            406,317                 --                --         1,295,434
Segment loss                            (966,070)          (283,259)                --                --        (1,249,329)


NOTE 7 -      SUBSEQUENT EVENTS

              Stock Issuances
              ---------------

              Subsequent to June 30, 2002, the Company issued 120,000 shares of its common stock in payment of accrued consulting fees and 2,571,792 shares of its common stock in payment of accrued directors fees.

              Asset Purchase Agreement
              ------------------------

              On August 1, 2002, the Company's subsidiary, VisionComm, entered into an Asset Purchase Agreement with Data Cablevision, Inc.(DCI), to sell certain cable assets of the subsidiary. DCI agrees to assume the AMRESCO debt, issue 1,387,994 shares of DCI's Series A Common Stock and cancel VisionComm's debt owed to DCI.

                                 PART I - ITEM 2

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form10-QSB and our audited Consolidated Financial Statements and the Notes thereto included in our Form 10-KSB for the year ended March 31, 2002.

OVERVIEW

The Company includes; C-3D Digital - selling and marketing 3D products developed by Another World, Inc. including 3D technology for converting 2D content to 3D content for film, television and computer applications; VisionComm, Inc. - a wholly owned cable subsidiary; and Hotel Movie Network - a division that delivers direct digital television services to hotel rooms.

Hotel Movie Network (HMN) accounted for $182,440 or approximately 61%, of our revenues reported on the Consolidated Statement of Operations for the three months ended June 30, 2002. VisionComm's revenues were $156,452 which is included in discontinued operations and the remaining $117,249 or 39% of revenues were generated by miscellaneous sales of C-3D Digital. During the next twelve months we expect a major shift in the amount and percentage that C-3D Digital will contribute to our revenues as we begin selling the 3D products developed by Another World, Inc. It is difficult to forecast the exact percentage, but we believe that C-3D will account for an increasingly significant portion of our revenues on a going forward basis.

Our auditors have issued a going concern opinion in regard to our audited consolidated financial statements as of March 31, 2002. We continue to be dependent on investment capital to fund our operations. We plan to significantly reduce our debt by continuing to negotiate stock settlements with our creditors to satisfy outstanding obligations. We believe revenues from the expansion of our 3D and technology sales, combined with new capital invested in our company will provide sufficient resources for operations.


                             DISCONTINUED OPERATIONS

On or about August 1, 2002, VisionComm, Inc., ("VCI") a subsidiary of C-3D Digital, Inc. ("C-3D"), and C-3D executed a set of definitive agreements to transfer a majority of VCI's assets to a newly formed corporation whose shareholders consist of VCI's secured and unsecured creditors. The transaction removes approximately $4,844,924 of liabilities from VCI while transferring substantially all of its assets.

                                SUBSEQUENT EVENTS

THE EXCHANGE AGREEMENT WITH TERASOURCE VENTURE CAPITAL CO. LTD. AND ITS FUNDS.

         On or about August 2, 2002, the Company and Terasource Venture Capital Co. Ltd., along with three of its funds, (collectively "Terasource") signed an agreement in which the Company would issue 21,254,842 shares of newly-issued common stock of the Company constituting 16.70% of the Company's outstanding common stock on a fully-diluted basis, in exchange for 136,016 shares of Another World, Inc.'s common stock, constituting 16.26% of that company's issued and outstanding shares. This transaction calculated on an April 1, 2002 valuation, has a net value of $2,763,129 to the Company. Another World is a Korean corporation whose shareholders recently infused $3.5 million to the Company.

         The Company and Terasource are currently endeavoring to meet the conditions for closing specified in the agreement, and expect the closing shortly.


RESULTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED JUNE 30 2002 AND JUNE 30, 2001

Sales for the three months ended June 30, 2002 were $299,689 compared to $208,714 for the same period in 2001, resulting in an increase of $90,975 or 44 percent. Cost of goods sold for the three months ended June 30, 2002 was $207,811or 69 percent of sales, compared to $84,052 or 40 percent of sales for 2001. The Company sold its 3D television products in 2001 at a loss in an unsuccessful attempt to create a greater demand and market presence. Gross Profit Margin was $91,878 or 31 percent and $124,662 or 60 percent for the three months ended June 30, 2002 and 2001, respectively.

Operating expenses include primarily depreciation and amortization expenses and general and administrative expenses. Depreciation and amortization expenses for the three months ended June 30, 2002 was $55,132 compared to $589,001 in the same period of 2001. As noted above, the decrease is due to the amortization of the goodwill in 2001 that was recorded on the purchase of VisionComm. As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer being amortized but reviewed for impairments. General and administrative expenses were $627,662 or 209% of sales, for the three months ended June 30, 2002 and $703,266 or 337% of sales for the same period in 2001, resulting in a decrease of $75,604 or 11%.


                                 CURRENT ASSETS

Current assets decreased by $193,951 from March 31, 2002 to June 30, 2002. The decrease is primarily due to the infusion of cash from Another World, Inc. and related notes receivable during 2001.

                                                        June 30,     March 31,
                                                          2002         2002
                                                      -----------   -----------

       Cash                                           $   19,704    $  205,163
       Accounts receivable - net of allowance
        of $39,682                                       202,571        91,449
       Assets of discontinued operations               1,649,918     1,767,224
       Employee Advances                                  16,820           161
       Inventory                                         699,749       698,744
       Prepaid expenses                                   48,437        68,409
                                                      -----------   -----------
          Total Current Assets                        $2,637,199    $2,831,150
                                                      ===========   ===========

Accounts receivable are primarily due from our VGA card and our cable customers. The accounts receivable are net of an allowance for doubtful accounts and we believe the net amount shown is fully collectable.

                                    June 30,  March 31,
                                      2002      2002
                                   ---------  ---------
Accounts Receivable, net

     C-3D Digital                  $114,500      1,510
     Hotel Movie Network             88,071     89,939
                                   ---------  ---------
Total Account Receivable           $202,571   $ 91,449
                                   =========  =========

Hotel Movie Network inventory is units placed in the hotels for the pay-per-view and free-to-guest movies and on hand inventory in the warehouse ready for deployment. VisionComm's inventory consists of receivers, cable boxes, cable and connectors to install additional units at new and existing properties. C-3D Digital inventory consists of 3D products on hand and available for sale.

                                   June 30,  March 31,
                                     2002      2002
                                  ---------  ---------
Inventory

     C-3D Digital, Inc.           $170,496    $171,990
     Hotel Movie Network           529,253     526,754
                                  ---------   ---------
Total Inventory                   $699,749    $698,744
                                  =========   =========

                                              PROPERTY AND EQUIPMENT

                                                                                         Net Book Value
                                                                              ------------------------------------
                                                                 Accumulated           June 30,          March 31,
                                                 Cost           Depreciation              2002               2002
                                     ------------------   ------------------  -----------------  -----------------
Vehicles                             $          34,837    $           9,677   $         25,160   $         29,031
Office furniture and fixtures                  524,240              337,728            186,512            200,971
Machinery and equipment                        432,024              247,698            184,326            217,079
Leasehold improvements                          76,832               12,583             64,249             68,607
                                     ------------------   ------------------  -----------------  -----------------
                  Total              $       1,067,933    $         607,686   $        460,247   $        515,688
                                     ==================   ==================  =================  =================

The decrease of $55,441 in Net Book Value between June 30, 2002 and March 31, 2002 is due to the increase in accumulated depreciation for the current three months' ended June 30, 2002 of $55,132.

                                  OTHER ASSETS

Total other assets decreased $70,362 between June 30, 2002 and March 31, 2002 due mainly to the decrease in refundable deposits of $32,934 and a decrease in receivable from subsidiary of $37,428.

                                                      June 30,           March 31,
                                                        2002                2002
                                                  -----------------   -----------------
Goodwill, net                                     $      3,194,558    $      3,194,558
Receivable - Another World                                 300,719             300,719
Movie production costs and product rights (net)                  -                   -
Refundable deposits                                              -              32,934
Receivable - Subsidiary                                     42,572              80,000
                                                  -----------------   -----------------
     Total Other Assets                           $      3,537,849    $      3,608,211
                                                  =================   =================

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

MOVIE PRODUCTION AND PRODUCT RIGHTS

                                                                                Net Book Value
                                                                           June 30,       March 31,
                                  Term          Cost    Amortization          2002             2002
                            -----------   ----------   -------------     ----------       ----------
Product rights              4-5 years     $3,094,045      $3,094,045     $        -       $        -
Contract/movie rights       2-5 years        294,537         294,537              -                -
Production Cost             5 years        2,725,725       2,725,725              -                -
                                          -----------     -----------    -----------      -----------
                                          $6,114,307      $6,114,307     $        -       $        -
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


                               CURRENT LIABILITIES

Total current liabilities increased by $527,752 between June 30, 2002 and March 31, 2002 due primarily to an increase of $297,395 of accounts payable and accrued expenses.

                                                         June 30,     March 31,
                                                             2002          2002
                                                      ------------  ------------
Accounts payable                                       $1,041,090    $  668,695
Accrued expenses                                        4,239,135     4,144,461
Income tax payable                                              -             -
Accrued interest payable                                  192,779       158,627
Current portion long-term debt                             93,287        99,255
Current portion long-term debt - related party            534,984       500,000
Liabilities of discontinued operations                  5,588,756     5,525,364
Deferred income                                             9,123             -
                                                      ------------  ------------
                 Total Current Liabilities            $11,699,154   $11,171,402
                                                      ============  ============


                              LONG-TERM LIABILITIES

Long-term debt increased by $5,470 during the period between March 31, 2002 and June 30, 2002 due to interest charges.


                         STOCKHOLDERS' EQUITY (DEFICIT)

Additional paid in capital increased during the period between June 30, 2002 and March 31, 2002 by $8,524 due to options issued below market value. And total equity decreased do to net operating loss of $855,107. We do not have an established source of revenues sufficient to cover operating costs and, accordingly, there is substantial doubt about our ability to continue as a going concern.

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

                                                              December 31,           March 31,
                                                                      2001                2001
                                                              -------------       -------------
Common stock, $0.0001 par value, 500,000,000 shares
 authorized, 91,253,414 and June 30, 2002                     $      9,125        $      9,125
Capital in excess of par                                        68,551,960          68,543,436
Deferred consulting expense                                         (6,393)                  -
Accumulated deficit                                            (73,645,367)        (72,790,260)
                                                              -------------       -------------
   Total Stockholders' Equity                                 $ (5,090,675)       $ (4,237,699)
                                                              =============       =============

LIQUIDITY AND CAPITAL RESOURCES

We currently have a net negative working capital of $9,061,955 due mainly to accounts payable of $966,090, accrued expenses of $4,239,135 and liabilities from discontinued operation of $5,588,756 which we plan on attempting to reduce by selling this discontinued operations.

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

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant operating losses and negative cash flow from its inception through June 30, 2002. The Company does not have any significant source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management is attempting to raise additional capital to assist the Company in funding operations and provide the opportunity for the Company to continue as a going concern. Management believes, but cannot provide assurance that, it will be successful in raising capital sufficient to continue operations.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings incidental to the conduct of its business. Other than as disclosed in this report, in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on July 16, 2002 the Company believes that litigation, individually or in the aggregate, to which it is currently a party, will not have a material or adverse affect on the Company's business, financial condition or results of operations.

The following is a summary of material developments in legal proceedings previously disclosed or initiated during the three months ended June 30, 2002 and subsequent to the Company's previous reports.

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

On July 9, 2002 the company and its Chairman Phil Moon Seong were named as defendants in a lawsuit filed by an ex-employee alleging breach of contract and fraud in inducement. The Company and Seong demurred to the Complaint based on a waiver clause and arbitration provisions. The hearing for demurrer is scheduled for October 4, 2002.

ITEM 2 - CHANGES IN SECURITIES

During the quarter ended June 30 2002, the Company issued the following shares of common stock that were not registered under the Securities Act of 1933, as amended. Each of the following transactions was exempt from registration pursuant to Regulation D promulgated under and/or Section 4(2) of the Securities Act of 1933, as amended.

On June 28, 2002, the Company issued 120,000 restricted shares of common stock for consulting services to National Financial Communications Corp. In the Agreement entered by the parties, the Company has the option to pay National Financial Communications Corp. in cash or in the form of common stock at a 20% discount to the five day average, calculated at the end of the service period.

On August 3, 2002 the Company issued, 642,948 restricted shares of common stock to each following directors of the Company, Phil Moon Seong, Chandos Mahon, William J. Brinkmeier and Thomas A. Nix , as compensation for 10 directors meeting beginning in January 2002

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit 3.1 Amendment to the Article of Incorporation of the Company filed with the Secretary of State of Utah on December 7, 2001.

         (b) Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               C-3D DIGITAL, INC.





AUGUST 19, 2002                        /S/ PHILMOON SEONG
                                       -----------------------------------------
                                       PHILMOON SEONG
                                       PRESIDENT, CEO AND CFO